Form 10-K
period 1996-06-30
GENERAL GENETICS CORP
filed 1996-10-15
CIK 707452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K
(Mark One)
[xx] ANNUAL REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES ACT OF 1934 [Fee Required]

For the fiscal year ended - June 30, 1996
                                       OR

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT of 1934
      [No Fee Required]

For the transition period from               to
                              --------------    -----------------

                         Commission File Number 0-12440
                                               ---------

                         GENERAL GENETICS CORPORATION
                 --------------------------------------------
                (Name of small business issuer in its charter)

          DELAWARE                                       84-0882076
-------------------------------              ----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 incorporation or organization)

 770 South Post Oak Lane, Suite 690, Houston, TX                     77056
--------------------------------------------------------------      --------
(Address of principal executive offices) (as of date of filing)    (Zip Code)

Issuer's Telephone Number:        (713) 840-0230
                          -----------------------------------------
Securities registered under Section 12(b)of the Exchange Act:  NONE

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 Par Value
                    ----------------------------------------
                                (Title of Class)

      Check  whether  the Issuer (1) filed all  reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports, and
(2) has been subject to such filing requirements for the past 90 days. Yes [xx] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by non-affiliates on August 30, 1996, based upon average bid and asked price of the Common Stock as reported by the National Quotation Bureau, Inc. for such date, was approximately $664,054. The number of outstanding shares of the Registrant's Common Stock on August 30, 1996 was 250,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None

                          General Genetics Corporation

                                    FORM 10-K

                     For the Fiscal Year Ended June 30, 1996

                                                                          Page
                                                                          ----

Part I.

Item 1.     Business........................................................ 1
Item 2.     Properties...................................................... 2
Item 3.     Legal Proceedings............................................... 2
Item 4.     Submission of Matters to a Vote of Security Holders............. 2

Part II.

Item 5.     Market for Common Equity and Related Stockholder Matters........ 3
Item 6.     Selected Financial Data......................................... 3
Item 7.     Management's Discussions and Analysis or Plan of Operation...... 4
Item 8.     Financial Statements and Supplemental Data...................... 4

Part III.

Item 9.     Disagreements with Accountants on Accounting
            and Financial Disclosure....................................... 12
Item 10.    Directors and Officers of Registrant........................... 13
Item 11.    Executive Compensation......................................... 14
Item 12.    Security Ownership of Certain Beneficial Owners and Management. 15
Item 13.    Certain Relationships and Related Transactions................. 17

Part IV.

Item 14.    Exhibits, Financial Statements, Schedules and Reports
            on Form 8-K ..................................................  17

SIGNATURES................................................................. 20

                                    PART I
ITEM 1.   BUSINESS

History

      Registrant was incorporated on June 3, 1982 as the successor to BioTechnical Resources Group,Inc. which had been incorporated on November 3, 1981. It commenced its business opera tions following completion of a public offering of its securities on December 19, 1982 and from that date until the end of 1986, when it ceased all activities, Registrant was engaged solely in research and development activities. From 1982 until March 1984, Registrant was engaged in the research and development of products in the immunology field for human application and of a number of veterinary vaccines. Thereafter, until the end of 1986, its activities were conducted solely through its wholly-owned subsidiary Tround Geothermal Corporation ("Geothermal"), and consisted of limited research and development in connection with its licensed high-speed, projectile rock drill for geo thermal applications. Registrant has never had any revenues from its operations. Unless context requires otherwise, all references to "Registrant" throughout this report are to General Genetics Corporation and its wholly-owned subsidiary, Tround Geothermal Corporation, collectively.

      Until October 16, 1990 Registrant's common stock, which is traded in the over-the-counter market, was quoted in the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the NASDAQ symbol "GENG". On that date, Registrant's common stock was deleted from that system by reason of Registrant's failure to maintain an asset position of at least $750,000 in accordance with NASDAQ requirements. Since October 17, 1990 Registrant's common stock has been quoted by the National Quotation Bureau in its "pink sheets," but without prices until September, 1995, at which time it was moved to the Electronic Bulletin Board trading symbol GENG.

Acquisition of Majority Interest

      On August 19, 1994 Tround International, Inc. ("Tround"), the owner of 125,000 shares of Registrant's common stock, constituting approximately 55% of the 227,000 issued and outstanding shares of common stock of Registrant, entered into an agreement with Zapit Technology, Inc. ("Zapit") and the Registrant whereby Tround agreed to sell and Zapit agreed to purchase 115,000 of such shares (the "Sale Shares"). The Sale Shares represented approximately 50.7% of the issued and outstanding shares of common stock of the Registrant. The purchase price for the Sale Shares was $60,000, of which a deposit of $15,000 was paid to Tround on or about September 16, 1994. The balance of the purchase price was paid to Tround on or about January 23, 1995.

      In December 1995, Zapit, the owner of 115,000 shares, constituting approximately 50.7% of the 227,000 issued and outstanding shares of common stock of Registrant, entered into an agreement with Havon Funding, L.P., a limited partnership controlled by Hans and Yvonne Morkner ("Havon"), pursuant to which Zapit transferred to Havon all of the 115,000 shares of Registrant then owned by it.

Change in Control of Management

      The Company accepted Peter Zachery's resignation effective May 31, 1996, at which time this position was filled by Hans Morkner. In June 1996, Mello Cottone resigned as director and Ty Poirier filled this vacancy. Hans Morkner now controls the management of the Registrant.

--------------------------------------------------------------------------------
Form 10-K                                                            Page 1

Other Matters

      Registrant has no employees and pays no salaries, wages, fees or similar compensation. Registrant's administrative requirements, such as they are, were handled without charge by Tround until the January 1995 transfer by Tround to Zapit, who then transferred controlling interest in Registrant to Havon Funding, L.P., who is currently handling these requirements without charge.

Subsequent Events

      The Registrant acquired Private Mortgage Bankers, Inc. on August 30, 1996 in exchange for 20,313,000 shares of its common stock. To consummate the acquisition, the Company increased the number of shares of common stock it is authorized to issue from 5,000,000 to 500,000,000 shares. The Company also approved a 1 (new) for 20 (old) reverse stock split upon the closing of this transaction. Unless otherwise indicated, all information in this Annual Report gives effect to the 1 for 20 reverse stock split.

      The Registrant's acquisition of Private Mortgage Bankers, Inc. represents a reverse acquisition, whereby for accounting purposes, Private Mortgage Bankers, Inc. was the acquiror. For financial statement purposes, the historical financial statements of the Registrant will be those of Private Mortgage Bankers, Inc. beginning on the closing date of the acquisition.

Resignation of Officers and Directors

      On July 19, 1996 the Registrant accepted the resignations of James N. Juliana and Chor-Weng Tan. Allen E Myers, E. Donald DeYoung and Louis J. Blenderman were elected to the Board of Directors at the shareholders meeting held on August 30, 1996.


ITEM 2.   PROPERTIES.

      During the fiscal year ended June 30, 1995 and 1996, Registrant made its headquarters at the Zapit offices in Santa Clara, California, for which it paid no rent or other office charges or overhead.


ITEM 3.   LEGAL PROCEEDINGS.

      No legal proceedings are pending to which the Registrant or any of its property is subject, nor to the knowledge of Registrant are there any proceedings threatened.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      Registrant submitted no matters to a vote of its security holders during the fiscal year ended June 30, 1996.

--------------------------------------------------------------------------------
Form 10-K                                                            Page 2

                                   PART III

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

      Until October 16, 1990 Registrant's common stock was quoted in the National Association of Securities Dealer's Automated Quotation ("NASDAQ") system under the NASDAQ symbol "GENG". On that date, Registrant's common stock was deleted from that system by reason of Registrant's failure to maintain an asset position of at least $750,000 in accordance with NASDAQ requirements. The Registrant's common stock has been listed by the National Quotation Bureau in its "pink sheets," but without prices until September, 1995 at which time it was moved to the Electronic Bulletin Board trading symbol GENG. The following table sets forth representative high and low closing bid prices (as adjusted for the 1 for 20 reverse split) by calendar quarters as reported by the National Quotation Bureau, Inc. from July 1, 1994 to June 30, 1996. Bid quotations represent prices between dealers, do not include mark-ups, mark-downs or other fees or commissions, and do not necessarily represent actual transactions.

                                               Bid Prices
      Calendar Quarter              -----------------------------
              Ended                 Low                     High
      ---------------------         ---                     ----
      September 30, 1994                        Unpriced
      December 31. 1994                         Unpriced
      March 31, 1995                            Unpriced
      June 30, 1995                             Unpriced
      September 30, 1995            $.40                    $.40
      December 31, 1995             $.40                    $.40
      March 31, 1996                $.60                    $.60
      June 30, 1996                 $.40                    $.60

      As of July 26, 1996, the number of holders of record of the common stock, $.001 par value, of Registrant was approximately 367.


ITEM 6.     SELECTED FINANCIAL DATA.

      The selected statements of operations and balance sheet data set forth below are derived from the financial statements of the Company for each of the years in the five-year period ended June 30, 1996. The information set forth below should be read in conjunction with the audited financial statements of Registrant and related notes appearing elsewhere in this Report. (See, ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.)

                                                 Year Ended June 30, 1996
                               --------------------------------------------------------
                               1992         1993         1994         1995       1996
                               ----         ----         ----         ----       ----
Statement of Operations:
   Revenue                      --           --           --          --          --
   (Loss)                      (226,779)    (339,040)     --        (5,901)    (35,100)
   (Loss) per share            (   1.00)    (   1.49)     --        (  .03)    (   .15)
   Weighted average number
     of shares outstanding      227,000      227,000      227,000   227,000    227,000
Balance Sheet Data:
  Total assets                   1            1            1          --         --
  Long-term obligations         --           --           --          --         --
  Cash dividends declared
    per common share            --           --            --         --         --


--------------------------------------------------------------------------------
Form 10-K                                                            Page 3

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS.

      The following is management's discussion and analysis of significant factors which have affected Registrant's financial position and operations during the fiscal years in the five-year period ended June 30,1996.

Liquidity and Capital Resources

      The activities of Registrant since its inception in 1982 have been financed entirely by sources other than operations. Such financing was principally provided by: (i) the net proceeds, amounting to approximately
$2,468,834, from a public offering of Registrant's securities in 1982; (ii) interest income earned on invested funds; and (iii) the sale of Registrant's biological research and related assets and equipment.

Results of Operations

      Registrant is not presently operational and has not been engaged in any active business operations since the latter part of 1986.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

      The financial statements are filed pursuant to Item 14(a)1.































--------------------------------------------------------------------------------
Form 10-K                                                            Page 4

                          Independent Auditor's Report



Board of Directors and Stockholders
General Genetics Corporation

      We have audited the accompanying consolidated balance sheet of General Genetics Corporation and Subsidiaries as of June 30, 1996 and the related consolidated statement of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of General Genetics Corporation and Subsidiaries as of June 30, 1996, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



  /s/ Hein + Associates LLP
-------------------------------
Hein + Associates LLP
Certified Public Accountants

Houston, Texas
October 3, 1996








--------------------------------------------------------------------------------
Form 10-K                                                            Page 5

                          GENERAL GENETICS CORPORATION


                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                       June 30,
                                                             -------------------------
                                                                  1995        1996
                                                                  ----        ----
                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:                                               1996        1995
                                                                   ----        ----
         Accrued expenses                                    $    23,000  $     5,900
                                                              ----------   ----------
                           Total current liabilities:        $    23,000  $     5,900
                                                              ----------   ----------

COMMITMENTS (Note 7)

STOCKHOLDERS' DEFICIT:
         Preferred stock, no par value; 150,000,000
           shares authorized; none issued                    $      --    $      --
         Common stock, $.001 par value; 500,000,000
           shares authorized, 227,000 shares
           issued and outstanding                            $      227   $       227
         Additional paid-in capital                           4,472,279     4,454,279
         Accumulated deficit                                 (4,495,506)   (4,460,406)
                                                              ---------    ----------
                 Total stockholders' deficit                 $  (23,000)  $    (5,900)
                                                              ---------    ----------

                 Total liabilities and stockholders' deficit $      --    $      --
                                                              =========   ===========





                 See Notes to Consolidated Financial Statements.






















--------------------------------------------------------------------------------
Form 10-K                                                            Page 6

                         GENERAL GENETICS CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS



                                                   Years Ended June 30,

                                          1994            1995         1996
                                          ----            ----         ----
EXPENSES
Professional Fees                      $    --        $  (5,901)      $ (35,100)
                                       ---------      ---------       ---------

Net Loss                               $    --        $  (5,901)      $ (35,100)
                                       =========      =========       =========


Weighted Average Number of
Common Shares Outstanding                227,000        227,000         227,000

Loss per share                              --        $    (.03)      $    (.15)




                 See Notes to Consolidated Financial Statements.
























------------------------------------------------------------------------------
Form 10-K                                                            Page 7


                         GENERAL GENETICS CORPORATION

                STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                            Common          Additional
                                            Stock            Paid-In         Accumulated
                              Shares        Amount           Capital            Deficit
                             --------      --------         ----------        ----------
Balances, July 1, 1993        227,000         $227          $4,449,279       $(4,454,505)

Net Loss                          --            --                 --                --
                             --------      --------         ----------        ----------

Balances, June 30, 1994       227,000         $227          $4,449,279       $(4,454,505)

Net Loss                          --            --                 --             (5,901)

Convert accounts payable
    to capital contribution       --            --               5,000                --
                             --------      --------         ----------        ----------

Balances, June 30, 1995           --          $227          $4,454,279       $(4,460,406)

Expenses paid by a shareholder
   on behalf of the Company       --            --              18,000               --
                             --------      --------         ----------        ----------

Net Loss                          --            --                 --            (85,100)
                             --------      --------         ----------        ----------

Balances, June 30, 1996       227,000     $    227          $4,472,279       $(4,495,506)
                              =======      ========         ==========       ===========





                 See Notes to Consolidated Financial Statements.























--------------------------------------------------------------------------------
Form 10-K                                                            Page 8

                         GENERAL GENETICS CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  For The Years Ended June 30,
                                                  ----------------------------

                                                  1994        1995        1996
                                                  ----        ----        ----
OPERATING ACTIVITIES

   Net Loss                                    $    --     $(5,901)    $(35,100)

Expenses Paid by Shareholder
      on Behalf of Company                          --        --       $ 18,000
                                                -------    -------     --------


   Changes in Operating Assets
   and Liabilities:
      Decrease in Prepaid Expenses
        and Other Current Assets                    --           1         --
      Increase in Accrued Expenses             $    --     $ 5,900     $ 17,100
                                                -------    -------     --------

   Net Cash Used in Operating Activities       $    --     $  --           --
                                                -------    -------     --------



   Cash - Beginning of Year                         --        --           --
                                                -------    -------     --------

   Cash - End of Year                          $    --     $  --       $   --
                                                =======    =======     ========

SUPPLEMENTAL CASH FLOW
INFORMATION:

   Accounts Payable Converted To
   Capital Contribution                        $    --     $ 5,000     $   --




                 See Notes to Consolidated Financial Statements.






--------------------------------------------------------------------------------
Form 10-K                                                            Page 9

                         GENERAL GENETICS CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Summary of Significant Accounting Policies
      ------------------------------------------
      A.    BASIS OF PRESENTATION

            The consolidated financial statements include the accounts of General Genetics Corporation and its 100% owned subsidiaries (the "Company"). All intercompany transactions are eliminated in consolidation.

      B.    NATURE OF BUSINESS

            The Company was formed in 1982. In June 1982, the Company acquired 100% of the outstanding shares of BioTechnical Resources Group, Inc., a company engaged in the development and research of pharmaceutical products in the immunology field. The acquisition was accounted for under the pooling of interests method of accounting.

            In 1984, the Company acquired 100% of the outstanding shares of Tround GeoThermal Corporation ("Tround Geothermal") in exchange for the issuance of 125,000 shares of the Company's stock to Tround International, Inc. ("Tround"). The acquisition was accounted for under the purchase method of accounting. Tround Geothermal's charter was revoked in March 1994 due to nonpayment of Delaware franchise taxes.

            The  business  activity  of  the  Company  has  been   substantially
            discontinued since 1986.

      C.    ESTIMATES

            The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      D.    FAIR VALUE OF FINANCIAL INSTRUMENTS

            The Company's only financial instruments are accounts payable and accrued expenses. Management believes the carrying amount of these financial instruments approximate their fair values.

      E.    LOSS PER COMMON SHARE

            The loss per share data was computed based on the weighted average number of common shares outstanding. The Company authorized a 1 share of new for 20 old share reverse stock split on August 30, 1996. All share and per share amounts have been adjusted to give effect to the stock split.


--------------------------------------------------------------------------------
Form 10-K                                                            Page 10

      F.    INCOME TAXES

            The Company accounts for income taxes on the liability method as prescribed by Statement of Financial Accounting Standards No. 109.

2.    Marketable Equity Securities
      ----------------------------
      The Company has certain marketable equity securities, at June 30, 1996 deemed by management to have no fair value.

3.    Notes Receivable - Other
      ------------------------
      The Company had certain notes receivable, dated in 1984, for approximately $150,000 of which management has deemed uncollectable and has fully reserved for all years presented in the accompanying financial statements.

4.    Leases
      ------
      The Company rents no property and occupied office space at the facilities of its parent on a rent-free basis, for all years encompassed by the accompanying financial statements.

5.    Income Taxes
      ------------
      At June 30, 1996, the Company had net operating loss carry forwards (NOL's) of approxi mately $4,500,000 available to offset future taxable income. The carry forwards expire beginning in 1997. These NOL's will be severely limited as to usage because of the change of control of the Company which occurred after year end.

6.    Related Parties Transactions
      ----------------------------
      During the year ended June 30, 1996, a majority shareholder, whose owner is also the President of the Company, paid legal fees of about $18,000 on behalf of the Company. The Company incurred no liability due the shareholder. These fees were accounted for as contributed capital and charged to expenses in the accompanying financial statements.

7.    Commitments
      -----------
      On July 19, 1996, the Company agreed to issue up to 250,000 shares of common stock to a third party in exchange for consulting services to assist in the acquisition of Private Mortgage Bankers, Inc.

8.    Stockholders' Deficit
      ---------------------
      On August 19, 1994 Tround International, Inc. ("Tround"), the owner of 125,000 shares of Registrant's common stock, constituting approximately 55% of the 227,000 issued and outstanding shares of common stock of Registrant, entered into an agreement with Zapit Technology, Inc. ("Zapit") and the Registrant whereby Tround agreed to sell and Zapit agreed to purchase 115,000 of such shares (the "Sale Shares"). The Sale Shares represented approximately 50.7% of the issued and outstanding shares of common stock of the Registrant. The purchase price for the Sale Shares was $60,000, of which a deposit of $15,000 was paid to Tround on or about September 16,1994. The balance of the purchase price was paid to Tround on or about January 23, 1995.

--------------------------------------------------------------------------------
Form 10-K                                                            Page 11

      In December 1995, Zapit Technology, Inc., the owner of 115,000 shares, constituting approximately 50.7% of the 227,000 issued and outstanding shares of common stock of Registrant, entered into an agreement with Havon Funding, L.P., a limited partnership controlled by Hans and Yvonne Morkner, ("Havon") pursuant to which Zapit transferred to Havon all of the 115,000 shares of Registrant then owned by it.

      The Registrant acquired Private Mortgage Bankers, Inc. on August 30, 1996 in exchange for 20,313,000 shares of its common stock. To consummate the acquisition, the Company increased the number of shares of common stock it is authorized to issue from 5,000,000 to 500,000,000 shares. The Company also approved a 1 (new) for 20 (old) reverse stock split upon the closing of this transaction. Unless otherwise indicated, all information in this Annual Report gives effect to the 1 for 20 reverse stock split.

      The Registrant's acquisition of Private Mortgage Bankers, Inc. represents a reverse acquisi tion, whereby for accounting purposes, Private Mortgage Bankers, Inc. was the acquiror. For financial statement purposes, the historical financial statements of the Registrant will be those of Private Mortgage Bankers, Inc. beginning on the closing date of the acquisition.

      The Board of Directors has the authority to issue up to 150,000,000 shares of "blank check" preferred stock with such designations, rights and preferences as it may determine.


ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Changes in Registrant's Certified Public Accountant:

      (a)   Effective  September  11,  1996,  the Board of  Directors of General
            Genetics Corporation engaged the accounting firm of Hein + Associates LLP as independent accountants to the Registrant. The services of Paul Rosenberg, Certified Public Accountant, were terminated for the convenience of the Company at that same meeting.

      (b) During the most recent fiscal year ended June 30, 1995, and in the subsequent interim periods up through the date of his replacement, there were no disagreements with Paul Rosenberg, Certified Public Accountant, on any matter of accounting principles or practices, financial statement disclosure, auditing scope, or procedure or any reportable event which, if not so resolved to the satisfaction of Paul Rosenberg, Certified Public Accountant, would have caused said firm to make reference to the matter in their report.

      (c) Paul Rosenberg, Certified Public Accountant's, report on the financial statements for the year ended June 30,1995 and 1994 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

--------------------------------------------------------------------------------
Form 10-K                                                            Page 12

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

DIRECTORS

      The following sets forth, as at June 30, 1996, the directors of Registrant, their respective ages, the year in which each was first elected or appointed a director, and any other office in Registrant held by each director.

                              Other Offices                      Director
           Name                  Held                 Age         Since
      ----------------        ------------            ---        --------

      James N. Juliana        None                    76          1994
      Chor-Weng Tan           None                    61          1984
      Ty Poirier              None                    26          1996

      On July 19, 1996 Chor-Weng Tan and James N. Juliana resigned as directors for the Registrant. Such resignations did not result from any disagreement with Registrant on any matter relating to Registrant's operations, policies or practices.

      Allen E. Myers, E. Donald DeYoung and Louis J. Blenderman were elected to the Board of Directors at the annual shareholder's meeting on August 30, 1996.


EXECUTIVE OFFICERS

      The following sets forth the executive officers of Registrant, their respective ages, the year in which each was first appointed an executive officer of Registrant and all positions and offices in Registrant held by each such person as at June 30, 1996.

                                                                 Office Held
          Name                Office Held             Age           Since
      ----------------        ------------            ---        -----------
      Hans Morkner            President               52           1996

      On May 31, 1996 Peter Zachery resigned as the president of Registrant. Such resignations did not result from any disagreement with Registrant on any matter relating to Registrant's operations, policies or practices. In June 1996, Hans Morkner was appointed as the president of Registrant to fill the vacancy thus created.


BUSINESS EXPERIENCE

      The following summarizes the occupation and business experience during at least five years preceding June 30, 1996 of each person who served as a director and/or executive officer of Registrant at June 30, 1996.


--------------------------------------------------------------------------------
Form 10-K                                                            Page 13

      JAMES N. JULIANA holds a B.A. degree from Washington College, Chestertown, MD. He has been an officer and director of Tround International, Inc. since 1992 and 1984, respectively. He is and has since January 1984 been self-employed as a business consultant. From May 1981 to January 1984, Mr. Juliana served as Principal Deputy Assistant Secretary of Defense inthe United States Department of Defense. From 1977 to 1981 he was employed by Braniff International Inc. (scheduled airline) as Vice-President, Federal Affairs. Prior to 1977 he held various positions with the United States government, including Executive
Director - Civil Aeronautics Board, Counsel Senate Permanent Subcommittee on Investigations and Special Agent - Federal Bureau of Investigation.

      CHOR-WENG TAN holds the degrees of B.S. from the University of Evansville, Indiana and M.S. and PhD. from the University of Illinois. Dr. Tan has served as a director of Registrant since 1984. Since January 1991, he has been the Managing Director for Education for the American Society of Mechanical Engineers in New York City. Dr. Tan was employed by the National Science Foundation in Washinton, DC from July 1987 until December 1990 as Program Director of its Research Career Development Division, Science and Engineering Education Branch. From 1963 to July 1987 he served at The Cooper Union for the Advancement of Science and Art ("Cooper Union") in New York City in various teaching capacities and has served as Dean of its School of Engineering from 1975 and as Executive Vice President of The Cooper Union Research Foundation since 1976. He is a member of the Board of Trustees of The Cooper Union Research Foundation.
He has served as a director of Tround Internatonal, Inc. since 1981.

      HANS MORKNER has been the Registrant's secretary since January 1995 and its president since June 1996. Mr. Morkner holds a B.A. degree in Mechanical Engineering and an MBA in Finance from the University of Copenhagen, and a MA degree in International Marketing from the University of Campinas in Brazil. From 1966 to 1986, Mr. Morkner served as President of Cobb and Date Consulting, Inc. a consulting Company. From 1988 to 1990, Mr. Morkner served as President of Digital Consulting Group, Inc., a consulting Company. Mr. Morkner has been, since 1990, President of 4M Development Corporation and a principal of Havon Funding, L.P., a limited partnership which manages portfolios in real estate, oil, cattle and start-up companies. Mr. Morkner has served as the Chief Executive Officer and Chairman of the Board of Directors of Zapit Technology International, Inc., a wholly-owned subsidiary of Zapit Technology International, Inc., a wholly-owned subsidiary of Zapit, since its formation on July 5, 1994.

      TY POIRIER has been a director for the Registrant since June 1996. Mr. Poirier has attended University of Oregon and Arizona State University pursuing his B.S. degree in Business Adminstration. Since 1993 he has served as President of a real estate development company.


ITEM 11.   EXECUTIVE COMPENSATION

CASH COMPENSATION

      No executive officer of Registrant received from it renumeration of any kind during Registrant's fiscal year ended June 30, 1996.


--------------------------------------------------------------------------------
Form 10-K                                                            Page 14

COMPENSATION PLANS

      Registrant is not, and was not during the fiscal year ended June 30, 1996, a party to any employment agreements or other plans for the compensation of any executive officers or other persons.


STOCK OPTIONS

      There are, and as at June 30, 1996, there were, no options of any kind outstanding for the purchase of common stock of Registrant nor has Registrant ever adopted or entered into any plan or agreement for the issuance of stock options of any kind.


DIRECTOR'S COMPENSATION

      The directors of Registrant are not and have never been compensated for their services as such.


COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

      Any person who is an officer, director, or the beneficial owner, directly or indirectly, of more than 10% of the outstanding common stock of the Company is required under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") to file certain reports with the Securities and Exchange Commission (the "Commission") disclosing his or her holdings or transactions in any securities of the Company. For purposes of this discussion, all such persons required to file such reports will be referred to as "Reporting Persons". Every Reporting Person must file an initial statement of his or her beneficial ownership of the Company's securities on the Commission's Form 3 within ten days after he or she becomes a Reporting Person. Thereafter (with certain limited exceptions), all changes in his or her beneficial ownership of the Company's securities must be reported on the Commission's Form 4 on or before the 10th day after the end of the month in which such change occurred. Certain changes in beneficial ownership are exempt from the Form 4 requirements, but are required to be reported on a Form 5 within 45 days of the end of the fiscal year in which such changes occurred, The Company knows of no person who was a Reporting Person during the fiscal year ended June 30, 1996, who has failed to file any reports required to be filed during such period of Forms 3 or 4 with respect to his holdings or transactions in the Company's securities.


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

      The following table sets forth information with respect to the share ownership, as of June 30, 1996 of those persons known to Registrant to be the beneficial owners of more than 5% of Registrant's common stock, $.001 par value:

--------------------------------------------------------------------------------
Form 10-K                                                            Page 15

--------------------------------------------------------------------------------
Name and Address            | Amount and Nature of    |      Percent of Class
of Beneficial Owner         | Beneficial Ownership    |
--------------------------------------------------------------------------------
Havon Funding, L.P.         |      215,000 (1)        |            50.7
15720 Simoni Drive          |                         |
San Jose, CA 95127          |
--------------------------------------------------------------------------------
Allen & Company Inc.        |      13,825 (2)         |             6.1
711 Fifth Ave.              |                         |
New York, NY 10022          |                         |
--------------------------------------------------------------------------------
Sherwood Securities Corp.   |        45,196           |            19.9
55 Broadway                 |                         |
New York, NY 10004          |                         |
--------------------------------------------------------------------------------

(1) In December 1995 Zapit transferred all of the 115,000 shares of Registrant's common stock then owned by it, to Havon Funding L.P., a limited partnership controlled by Hans and Yvonne Morkner. Hans Morkner is an officer of Registrant.

(2) Includes shares owned beneficially by members of the Allen family in which Allen & Company Incorporated disclaims any beneficial interest.

SECURITY OWNERSHIP OF MANAGEMENT

Ownership of Registrant's Common Stock

The following table sets forth information concerning the beneficial ownership of Registrant's Common Stock, as at June 30, 1996, by (I) each person who was a director, (ii) Registrant's executive officers, and (iii) all persons who were directors and officers of Registrant, as a group, and the percentage of Registrant's issued and outstanding stock represented by such beneficial ownership.

Name and Address              Amount and Nature of
of Beneficial Owner           Beneficial Ownership          Percent of Class
-------------------           --------------------          ----------------

James N. Juliana                    0                             0
1899 L Street, NW
Washington, DC 20036

Ty Poirier                          0                             0
11375 East Sahuaro #2029
Scottsdale, AZ 85259

Chor-Weng Tan                       0                             0
76 Echo Bay Drive
New Rochelle, NY 10805

Havon Funding, L.P.            115,000 (1)                       50.7
15720 Simoni Drive
San Jose,  CA 95127

--------------------------------------------------------------------------------
Form 10-K                                                            Page 16

                                (Continuation):

Name and Address              Amount and Nature of
of Beneficial Owner           Beneficial Ownership          Percent of Class
-------------------           --------------------          ----------------

Hans and Yvonne Morkner               115,000 (1)                 50.7(1)
3170 De La Cruz Blvd, Suite 108
Santa Clara, CA 95054

All directors and officers            115,000 (1)                 50.7
as a group (5 persons)

(1) In December 1995, Havon Funding, L.P., a limited partnership controlled by Mr. Morkner and his wife Yvonne acquired 115,000 shares of Registrant's common stock from Zapit.


ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Transactions With Management and Others

      In connection with Zapit's purchase of 115,000 Shares of Registrant's common stock, as discussed in Item 1 of this Report, Registrant and Tround terminated the License and Development Agreement between Tround and Geothermal and modified the terms under which Tround can acquire Geothermal. These matters are discussed in greater detail in Item 5. "Other Matters" of Registrant's Current Report of Form 8-K, dated August 12, 1994, under the respective subcaptions, "Termination of License and Development Agreement" and "Sale of Tround Geothermal," which discussions are hereby incorporated herein by reference. In March 1994, the corporate charter of Geothermal was forfeited for non-payment of corporate franchise taxes and remains forfeited at the present time.

Indebtedness of Management

      Registrant has no policy or plans with respect to the making of loans to its officers and directors.

                                     PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

The following documents are filed as a part of this Annual Report:

(a)   FINANCIAL STATEMENTS                                                Page

      Report of independent accountant.................................... 5

      Balance sheets - June 30, 1996 and 1995..............................6






--------------------------------------------------------------------------------
Form 10-K                                                            Page 17

                                                                          Page
      Statements of operations - Years ended June 30, 1994, 1995, and 1996.......................................................... 7

      Statements of changes in stockholders' deficit - Years ended
        June 30, 1994, 1995 and 1996...................................... 8

      Statements of cash flows - Years ended June 30, 1994, 1995 and 1996.......................................................... 9

      Notes to financial statements...................................... 10


(b)   FINANCIAL STATEMENT SCHEDULES

      Financial statement schedules have been omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statement notes thereto.


(c)   EXHIBITS


         The exhibits filed as a part of this report are as follows:
                                                                            Exhibit No. as filed with
                                                                            Registration statement or
                                                                            Report specified below
                                                                            ----------------------
2    (a) Agreement and plan of reorganization, date April 19, 1984 (3)                2
     (b) Agreement and plan of merger, dated October 22, 1984 (1)                     2
     (c) Agreement and plan of reorganization, dated September 9, 1987 (5)
     (d) Acquisition Agreement among Registrant, Zapit Technology, Inc.
         and Tround International, Inc., dated August 19, 1994 (6)                    2

3    (a) Certificate of incorporation (2)                                             3(a)
     (b) Amendment to Certificate of Incorporation filed June 17, 1996                3(b)
     (c) By-laws (2)                                                                  3(b)

4        Specimen common stock certificate (2)                                        4(a)

10   (a) License agreement between Tround International, Inc. and
         Tround Geothermal Corp., dated April 10, 1984 (3)                           10
     (b) Agreement and development plan, dated May 14, 1984 (4)                      10.1
     (c) Recision and Option Agreement between Registrant, Tround
         Geothermal Corporation, and Tround International, Inc.,
         dated October 7, 1994 (6)                                                   10

21       Notice to stockholders of Registrant under Rule 14f-1,
         dated May 7, 1984 (4)                                                       21.1

27       Financial Data Schedule (Electronic filing only)                            27.1



--------------------------------------------------------------------------------
Form 10-K                                                            Page 18

Notes:

(1) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K for the year ended June 30, 1984, which exhibit is incorporated herein by reference.

(2) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of Registrant on Form S-18, File No. 2-79475-D, which exhibit is incorporated herein by reference.

(3) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of Registrant on Form 8-K, dated April 25, 1984, which exhibit is incorporated herein by reference.

(4) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of Registrant on Form 8-K, dated May 10, 1984, which exhibit is incorporated herein by reference.

(5) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K for the year ended June 30, 1987, which exhibit is incorporated herein by reference.

(6) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of Registrant on Form 8-K, dated August 12, 1994, which exhibit is incorporated herein by reference.

REPORTS ON FORM 8-K

      On May 15, 1996 the Registrant filed a Form 8-K.




















--------------------------------------------------------------------------------
Form 10-K                                                            Page 19

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto authorized.

                                          GENERAL GENETICS CORPORATION


                                          By:    /s/ E. Donald DeYoung
                                                -------------------------------
                                                E. DONALD DeYOUNG, President





      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant and in the capacities on the date(s) indicated.

SIGNATURES                    TITLE                         DATE

Principal Executive Officer:


 /s/ E. Donald DeYoung        President                     October 3, 1996
----------------------------
E. DONALD DeYOUNG

A Majority of the board of directors:


 /s/ E. Donald DeYoung        Director                      October 3, 1996
----------------------------
E. DONALD DeYOUNG


 /s/ Allen E.Myers            Director                      October 3, 1996
----------------------------
ALLEN E. MYERS


  /s/ Louis J. Blenderman     Director                      October 3, 1996
----------------------------
LOUIS J. BLENDERMAN







--------------------------------------------------------------------------------
Form 10-K                                                            Page 20

                                    EXHIBITS
                        ---------------------------------


                          GENERAL GENETICS CORPORATION

                                    FORM 10-K
                        ---------------------------------


                                  Exhibit Index

      The exhibits indicated below as having heretofore been filed with another document with the Securities and Exchange Commission are incorporated herein by reference.

                                                            Exhibit No. as filed
                                                              with registration
                                                             statement or report
                                                               specified below    Page No.
                                                               ---------------    --------
2    (a) Agreement and plan of reorganization, dated
         April 19, 1984 (3)                                           2
     (b) Agreement and plan of merger, dated
         October 22, 1984 (1)                                         2
     (c) Agreement and plan of reorganization, dated
         September 9, 1987 (5)
     (d) Acquisition Agreement among Registrant, Zapit
         Technology, Inc. and Tround International, Inc.
         Dated August 19, 1994 (6)                                    2

3    (a) Certificate of incorporation (2)                           3(a)
     (b) Amendment to Certificate of Incorporation filed
         June 17, 1996                                                             23
     (c) By-laws (2)                                                3(b)

4        Specimen common stock certificates (2)                     4(a)

10   (a) License agreement between Tround International,
         Inc. and Tround Geothermal Corp., dated
         April 10, 1984 (3)                                          10
     (b) Agreement and development plan, dated
         May 14, 1984 (4)                                           10.1
     (c) Rescission and Option Agreement between
         Registrant, Tround Geothermal Corporation,
         and Tround International, Inc., dated
         October 7, 1994 (6)                                         10

21       Notice to stockholders of Registrant under
         Rule 14f-1, dated May 7, 1984 (4)                          21.1

27       Financial Data Schedule (Electronic filing only)           27.1








------------------------------------------------------------------------------
Form 10-K                                                            Page 21

Notes:

(1)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of Registrant of Form 10-K for the year ended June 30, 1984, which exhibit is incorporated herein by reference.

(2)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the registration statement of Registrant of Form S-18, File No. 2-79475-D, which exhibit is incorporated herein by reference.

(3)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of Registrant on Form 8-K, dated April 25, 1984, which exhibit is incorporated herein by reference.

(4)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of Registrant on Form 8-K, dated May 10, 1984, which exhibit is incorporated herein by reference.

(5)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K for the year ended June 30, 1987, which exhibit is incorporated herein by reference.

(6)Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of Registrant on Form 8-K, dated August 12, 1994, which exhibit is incorporated herein by reference.

























--------------------------------------------------------------------------------
Form 10-K                                                            Page 22