Form 10-K/A
period 1996-06-30
GENERAL GENETICS CORP
filed 1996-10-25
CIK 707452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-K/A

                                 Amendment No. 1
(Mark One)
[xx]  ANNUAL REPORT UNDER SECTION 13 OR 5(d) OF THE SECURITIES ACT OF 1934
      [Fee Required]
                    For the fiscal year ended - June 30, 1996
                                            OR
[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
      of 1934      [No Fee Required]

For the transition period from__________ to______________

                         Commission File Number 0-12440

                          GENERAL GENETICS CORPORATION
                 ----------------------------------------------
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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                          General Genetics Corporation

                                   FORM 10-K/A

                                 Amendment No. 1

                     For the Fiscal Year Ended June 30, 1996

      Form 10-K for the fiscal year ended June 30, 1996, filed with the Commission on October 15, 1996, is hereby amended by amending and restating Item 8 in its entirety pursuant to Exchange Act Rule 12b-15 to add the Independent Auditor's Report of Paul Rosenberg as follows:


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA.

      The financial statements are filed pursuant to Item 14(a)1.

                          Independent Auditor's Report
                          ----------------------------



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



  /s/ Hein + Associates LLP
-----------------------------
Hein + Associates LLP
Certified Public Accountants

Houston, Texas
October 3, 1996

PAUL ROSENBERG
 CERTIFIED PUBLIC ACCOUNTANT

                                     333 WEST 52nd STREET, NEW YORK, N.Y. 10019
                                                   212/581-9099

                          Independent Auditor's Report
                          ----------------------------


Board of Directors and Stockholders
General Genetics Corporation

          I have audited the accompanying balance sheet of General Genetics Corporation as of June 30, 1995 and the related statements of operations, changes in stockholders' deficit and cash flows for the years ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

          I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statement are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audits provides a reasonable basis for my opinion.

          In my opinion, the financial statements referred to above present fairly, the financial position of General Genetics Corporation as of June 30, 1995 and 1994, and the results of their operations and their cash flows for the years ended June 30, 1995 and 1994, in conformity with generally accepted accounting principles.


                                          /S/ PAUL ROSENBERG
                                         ------------------------
                                         PAUL ROSENBERG, C.P.A.

New York, NY
October 18, 1996

                          GENERAL GENETICS CORPORATION

                           CONSOLIDATED BALANCE SHEETS


                                                                         June 30,
                                                                --------------------------
                                                                   1995           1996
                                                                -----------    -----------


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES:                                                1996          1995
                                                                -----------    -----------
         Accrued expenses                                       $    23,000    $     5,900
                                                                -----------    -----------
                           Total current liabilities:           $    23,000    $     5,900
                                                                -----------    -----------

COMMITMENTS (Note 7)

STOCKHOLDERS' DEFICIT:
         Preferred stock, no par value; 150,000,000
           shares authorized; none issued                       $      --      $      --
         Common stock, $.001 par value; 500,000,000
           shares authorized, 227,000 shares
           issued and outstanding                               $       227    $       227
         Additional paid-in capital                               4,472,279      4,454,279
         Accumulated deficit                                     (4,495,506)    (4,460,406)
                                                                -----------    -----------
                  Total stockholders' deficit                   $   (23,000)   $    (5,900)
                                                                -----------    -----------

                  Total liabilities and stockholders' deficit   $      --      $      --
                                                                ===========    ===========

















                 See Notes to Consolidated Financial Statements.

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























                 See Notes to Consolidated Financial Statements.

                          GENERAL GENETICS CORPORATION

                 STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

                                                 Common      Additional
                                                  Stock        Paid-In      Accumulated
                                     Shares       Amount       Capital        Deficit
                                  ----------   -----------   -----------   -----------
Balances, July 1, 1993               227,000   $       227   $ 4,449,279   $(4,454,505)

Net Loss                                --            --            --            --

Balances, June 30, 1994              227,000   $       227   $ 4,449,279   $(4,454,505)

Net Loss                                --            --            --          (5,901)

Convert accounts payable
    to capital contribution             --            --           5,000          --
                                  ----------   -----------   -----------   -----------

Balances, June 30, 1995                 --     $       227   $ 4,454,279   $(4,460,406)

Expenses paid by a shareholder
   on behalf of the Company             --            --          18,000          --
                                 -----------   -----------   -----------   -----------

Net Loss                                --            --            --         (85,100)
                                 -----------   -----------   -----------   -----------

Balances, June 30, 1996              227,000   $       227   $ 4,472,279   $(4,495,506)
                                 ===========   ===========   ===========   ===========






















              See Notes to Consolidated Financial Statements.

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

5.    Income Taxes

      At June 30, 1996, the Company had net operating loss carry forwards (NOL's) of approximately $4,500,000 available to offset future taxable income. The carry forwards expire beginning in 1997. These NOL's will be severely limited as to usage because of the change of control of the Company which occurred after year end.

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

                                          GENERAL GENETICS CORPORATION



                                          By:   /S/  E. DONALD DeYOUNG
                                                -----------------------------
                                                E. DONALD DeYOUNG, President

Dated: October 23, 1996