Form 10KSB
period 1996-09-30
NOTE BANKERS OF AMERICA INC
filed 1996-11-26
CIK 707452

U. S. Securities and Exchange Commission
                           Washington, D. C. 20549

                                 FORM 10-QSB

[X] QUARTERLY REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF  1934

     For  the  quarterly  period  ended  September  30,  1996

[  ]TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

     For  the  transition  period  from  _______________  to  _______________

                         Commission File No. 0-12240

                        NOTE BANKERS OF AMERICA, INC.
                (Name of Small Business Issuer in its Charter)

             TEXAS                                       84-0882076
(State or Other Jurisdiction of                  (I.R.S. Employer I.D. No.)
 incorporation or organization)


                        770 S. Post Oak Lane Suite 690
                             Houston, Texas 77056
                   (Address of Principal Executive Offices)

                  Issuer's Telephone Number: (713) 840-0230

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

(1)Yes          /X/          No  /  /           (2)     Yes /X/     No     / /

              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

          Yes  /X/  No  /  /

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                              November 15, 1996

                       Common Voting Stock - 22,430,000


                        PART I - FINANCIAL INFORMATION

Item  1.Financial  Statements.

          The Company, essentially dormant prior to the subject quarter, was engaged in a reorganization during the subject quarter consisting of the acquisition of Private Mortgage Bankers, Inc. ("PMB") and its wholly owned subsidiaries. See the Form 8-K Current Report dated September 3, 1996 and Form 8-K/A Amendment No. 1 dated November 4, 1996 filed on behalf of the Company. As a result of the required accounting relating to this transaction, a delay in finalizing financial statements has ensued. The Company will file financial statements by amendment at the earliest possible date.

Item  2.Management's  Discussion  and  Analysis  or  Plan  of  Operation.

          To  be  filed  by  amendment.

                         PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.

          None;  not  applicable.

Item  2.Changes  in  Securities.

          None;  not  applicable.

Item  3.Defaults  Upon  Senior  Securities.

          None;  not  applicable.

Item  4.Submission  of  Matters  to  a  Vote  of  Security  Holders.

          A special meeting of shareholders of Note Bankers of America, Inc. f/k/a General Genetics Corporation was held at 770 S. Post Oak Lane, Suite 690, Houston, Texas 77056 on August 30, 1996. The following matters were voted upon:

     1.Proposal to increase authorized capital from 5,000,000 Common Shares par value $.001 to 500,000,000 Common Shares par value $.001:

For:       Against:  Abstain:  Not Voted:
3,825,541     2,200       600      17,295

2. Proposal to approve a change in the authorized capital of the company by adding (a) 100 million Preferred Class A shares, (b) 50 million Preferred Class B shares, and (c) 150 million warrants to purchase common stock.

For:       Against:  Abstain:  Not Voted:
2,728,318     2,400     1,600   1,113,318

3. Proposal to approve the purchase of 100% of the outstanding shares in Private Mortgage Bankers, Inc. in exchange for 406,260,000 pre-reverse split shares of General Genetics Corporation.

For:       Against:  Abstain:  Not Voted:
2,728,718     1,700     1,900   1,113,318

     4.          Proposal  to  approve a 20 old for 1 new share consolidation.

For:       Against:  Abstain:  Not Voted:
3,795,166     2,600       600      47,270

     5.Election  of  Directors:

                       For:     Withheld:
Allen E. Myers       3,843,236      2,400
E. Donald DeYoung    3,843,236      2,400
Louis J. Blenderman  3,843,236      2,400

     6.          Proposal  to  appoint  Hein + Associates LLP Certified Public
Accountants and Consultants as the auditor for the enduing year and to authorize the Directors to fix the remuneration of the auditor.

For:       Against:  Abstain:
3,843,036     1,100     1,500

7. Proposal to approve a name change for the Company from General Genetics Corporation to Note Bankers of America, Inc.

For:       Against:  Abstain:
3,841,636     2,000     2,000

     8.Proposal to merge General Genetics Corporation into its wholly owned subsidiary Note Bankers of America, Inc. for the purpose of changing the company's name and changing its state of domicile.

For:       Against:  Abstain:
3,841,636     2,000     2,000

Item  5.Other  Information.

          On September 15, 1996, Note Bankers of America, Inc. f/k/a General Genetics Corporation (the "Registrant") consummated an exchange (the
"Exchange") of securities with Private Mortgage Bankers, Inc. ("PMB") pursuant to which control of the Registrant shifted to Allen E. Meyers and E. Donald DeYoung, the principal shareholders (the "Principal Shareholders") of PMB. 20, 313,000 shares of the Registrant's "unregistered" and "restricted" common stock was issued to the holders of stock interests in PMB. Such shares were issued in exchange for common stock of PMB held by the Principal Shareholders and representing an aggregate of 100% of the outstanding common stock of PMB at the time of Exchange. 1,529,000 of these shares were conveyed to certain consultants retained by the PMB shareholders to assist in the Exchange. Messrs. Meyers and DeYoung each received 9,392,000 shares of common stock of the Registrant pursuant to the Exchange, representing approximately 42.6% each of the outstanding stock of the registrant following the Exchange.

          Pursuant to the terms of the Exchange, Messrs. Allen E. Meyers, E. Donald DeYoung and Louis Blenderman were elected to the board of directors of the Registrant, each of whom were nominees designated by PMB.

          Upon completion of the Exchange NBA had a total of 21,790,000 of its $.001 par value per share common stock issued and outstanding, of which a total of 18,784,000 shares or 86.1% are held by the PMB Shareholders and 2,906,000 were held by non-PMB shareholders.

          PMB is a Texas corporation in the business of purchasing discounted real estate mortgage notes. PMB has a wholly owned subsidiary, Life Today, Inc. ("LTI"), a Texas corporation, that is a multi-state registered viatical settlement broker in the purchase of the death benefit of life insurance policies from terminally ill individuals ("viatical settlements").

          In connection with the completion of the Exchange, at a special meeting of GGC shareholders held on August 30, 1996, the shareholders approved the Exchange; approved and ratified the increase of authorized common shares to 500,000,000 shares; approved creation of 150,000,000 "blank check" preferred shares; approved the 1 for 20 reverse split of its outstanding common stock; and authorized the merger of GGC into Note Bankers of America, Inc., a wholly owned Texas subsidiary, for the purpose of changing the company's name and changing its state of domicile to Texas. At a meeting held on August 30, 1996 immediately after the shareholder meeting, the newly elected board of directors approved the issuance of all shares necessary to effect the Exchange and approved the 1 for 20 reverse stock split effective the opening of business September 25, 1996. The merger of GGC into its wholly owned subsidiary, Note Bankers of America, Inc., was effected September 24, 1996 with the simultaneous filing of certificates of merger in Texas and Delaware. Pursuant to the Merger, each post-reverse split common share o GGC is to be exchanged for one common share of NBA, so that the capitalization of NBA is the same as post-reverse split GGC. As of the opening of business September 25, 1996 NBA traded in the over-the-counter market and was quoted in the National Association of Securities Dealers Inter-dealer Quotation ("NASDAQ") system giving effect to the 1 for 20 reverse stock split under the name Note Bankers of America, Inc., NASDAQ symbol "NBAI", and under the new cusip number 669 75L 105.

          Giving effect to the consummation of the Exchange, the reverse stock split of GGC, the merger of GGC into NBA, and subsequent private placements, there are currently 22,430,000 shares outstanding in NBA.

Item  6.Exhibits  and  Reports  on  Form  8-K.

          (a)Exhibits.

               27 Financial  Data  Sheet  (1)

                    (1)To  be  filed  by  amendment.

          (b)Reports  on  Form  8-K.

               The Company filed one report on Form 8-K during the quarter ended September 30, 1996 and an amendment designated Amendment No. 1 to that report. The original report, dated September 3, 1996, and Amendment No. 1 thereto dated November 4, 1996, provided the details of the Company's change in control and consummation of the share exchange with PMB and matters related
thereto.    These  reports  are  incorporated  by  reference  herein.


                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NOTE  BANKERS  OF  AMERICA,  INC.



Date:  November  26,  1996  By  /S/  E.  Donald  DeYoung
       -------------------      ------------------------------
                                E.  Donald  DeYoung,  Director
                                President



Date:  November  26,  1996  By  /S/  Allen  E.  Myers
       -------------------      ------------------------------
                                Allen  E.  Myers,  Director
                                CEO



Date:  November  26,  1996  By  /S/  Louis  J.  Blenderman
       -------------------      ------------------------------
                                Louis  J.  Blenderman,  Director