Form 10QSB/A
period 1996-09-30
NOTE BANKERS OF AMERICA INC
filed 1997-01-30
CIK 707452

U. S. Securities and Exchange Commission
                            Washington, D. C. 20549

                                 FORM 10-QSB/A

                                Amendment No. 1

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

(1)          Yes        /X/     No / /          (2)     Yes /X/     No     / /

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS

          Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by court.

          Yes  /  /          No  /  /

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date:

                               November 15, 1996

                       Common Voting Stock - 22,430,000



                        PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements.


                         NOTE BANKERS OF AMERICA, INC.
                          CONSOLIDATED BALANCE SHEETS
                              SEPTEMBER 30, 1996


                                    ASSETS

CASH                                                      $   31,648
LOANS HELD FOR RESALE                                      1,063,939
FURNITURE, FIXTURES  AND EQUIPMENT, at cost, less
           accumulated depreciation of $10,357                10,419
REAL ESTATE OWNED                                            125,782
ACCRUED INCOME AND OTHER  ASSETS                              24,828
GOODWILL                                                      63,771
                                                          -----------
                                                          $1,320,387
                                                          ===========


                  LIABILITIES AND STOCKHOLDERS' DEFICIT

BANK LINE OF CREDIT                                       $  227,433
ESCROW DEPOSITS                                               46,248
ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        185,847
NOTES PAYABLE                                              1,265,989

STOCKHOLDERS' DEFICIT
          Preferred Stock, No Par Value; 150,000,000
                    shares authorized; none issued
          Common Stock, $.001 par value; 25,000,000
                    shares authorized, 22,430,000 shares
                    issued and outstanding                    22,430
          Accumulated Deficit                                427,560
                                                          -----------
       Total Stockholders' Deficit                        $ (405,130)
                                                          -----------

                                                          $1,320,387
                                                          ===========



                         NOTE BANKERS OF AMERICA, INC.
                     CONSOLIDATED STATEMENT OF OPERATIONS
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

REVENUE:
          Brokerage Income                                   $ 108,551
          Gain on Loan Sales                                     4,658
          Interest on Loans                                     40,407
          Loan Servicing Fees                                    1,906
                                                             ----------
Total Revenue                                                  155,523
                                                             ----------

OPERATING EXPENSES
          Brokerage Commissions                                 53,157
          Interest Expense                                      40,290
          Salaries and Benefits                                105,378
          Occupancy                                              6,763
          Legal and Accounting Expense                          36,802
          Amortization and Depreciation                            876
          Other                                                 30,311
                                                             ----------
Total Operating Expenses                                       273,578
                                                             ----------

LOSS FROM OPERATIONS                                           118,055
                                                             ----------

OTHER INCOME
          Gain on Sale of Real Estate                            1,992
          Other Income                                           5,715
                                                             ----------
Total Other Income                                               7,707
                                                             ----------
NET LOSS                                                      (110,348)

Net Losses of Subsidiaries Prior to Acquisition This Period     20,031
                                                             ----------

CONSOLIDATED NET LOSS                                        $  90,317
                                                             ==========


                         NOTE BANKERS OF AMERICA, INC.
            CONSOLIDATED STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996


                          Common    Common                              Stock
                          Stock     Stock     Paid In     Retained    holder's
                          Shares    Amount    Capital     Earnings     Equity
Balances
June 30, 1996              227,000     227   4,472,279   (4,495,506)   (23,000)
Net Loss                                                    (90,317)   (90,317)
Issue Common
 Stock                  22,203,000  22,203      27,797                   5,000

Pooling of
Interest (a
reverse
acquisition)                                (4,500,076)   4,495,506     (4,570)

Private
Mortgage
Bankers, Inc.,
Retained
Earnings
Deficit June 30, 1996                                      (274,813)  (274,813)

Par value of
stock issued in
excess of book
value of the
combined
company                                                     (62,430)   (62,430)
                        ----------  ------  -----------  -----------  ---------

Balances
September 30,
1996                     2,430,000  22,430           0     (427,560)  (405,130)
                        ==========  ======  ===========  ===========  =========


                         NOTE BANKERS OF AMERICA, INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOW
                 FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                              (110,348)
  Adjustments to reconcile net loss to
    net cash provided by operating activities:
  Depreciation and Amortization                                       876
  Expenses paid by a shareholder on behalf of the company
    and accounted for as contributed capital                        4,801
  Amortization of unearned
    discounts and fees                                             (6,035)
 Changes in operating assets and liabilities:
 Decrease (increase) in accrued
    income and other assets                                        (1,260)
 (Decrease) increase in accounts payable and accrued expenses      21,095
 Less accrued expenses paid by a shareholder on behalf of
    the company and accounted for as contributed capital          (15,199)
 Gain on sale of loans                                             (4,658)
 Gain on sale of real estate                                       (1,992)
 Net cash used in operating
    activities                                                  $(102,322)
                                                                ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Purchase of Loans                                               (103,602)
 Proceeds from sale of loans                                       95,743
 Payments received on loans                                        27,757
 Purchase of real estate and improvements                            (732)
 Proceeds from sale of real estate                                 31,602
 Increase in Loans to Stockholders                                  3,000
                                                                ----------
 Net cash provided by (used in)
    investing activities                                           47,769
                                                                ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Increase (decrease) in escrow
    deposits                                                       10,346
 Payments on bank line of credit                                  (18,500)
 Proceeds from notes payable                                       85,274
 Payments on notes payable                                        (63,719)
 Proceeds from sale of stock                                        3,000
                                                                ----------
 Net cash provided by (used in)
    financing activities                                           63,401
                                                                ----------

(DECREASE) INCREASE IN CASH                                         8,847

CASH - beginning of quarter                                        22,801
                                                                ----------

CASH - end of quarter                                           $  31,648
                                                                ==========

SUPPLEMENTAL CASH FLOWS
INFORMATION:
 Escrow deposits transferred to
 Mortgage Payments                                              $  10,442
                                                                ==========

 Notes given for purchase of
 Private Mortgage Bankers Inc. Stock                            $  60,000
                                                                ==========

 Note given for purchase of

 Life Today Financial Services, Inc. Stock                      $  25,000
                                                                ==========
 Note given for purchase of
 Life Today, Inc. Stock                                         $  25,000
                                                                ==========





                         NOTE BANKERS OF AMERICA, INC.
                  Notes to Consolidated Financial Statements

     (1)          Organization:
                  -------------
     General Genetics Corporation was formed in 1982, but business activity has been substantially discontinued since 1986. In July of 1996 Life Today Inc., purchased Life Today Financial Services, Inc., and later that month Private Mortgage Bankers, Inc., purchased Life Today, Inc.

     On  August  30,  1996, 100% of the outstanding shares of private Mortgage
Bankers  Inc.,  were  acquired by General Genetics Corporation in exchange for
20,313,000  shares of common stock of General          Genetics Corporation in
a transaction accounted for as a reverse          acquisition. Upon completion
of the acquisition, the stockholders of the Company became the controlling stockholders of General Genetics Corporation.

     September 25, 1996, General Genetics Corporation was merged into NOTE BANKERS OF AMERICA, INC.

     (2)          Business  Activities:
                  --------------------
     The  Company  purchases  privately-held,  owner  financed  mortgages from
individuals          who  have  personally  financed the sale of real property
throughout Texas. The Company either holds the loans for investment purposes or sells them to individual investors, banks or other institutions. The Company is also in the business of brokering owner-financed mortgages.

     Another principal business activity of the Company is to broker life insurance benefits of terminally ill individuals to individual investors or institutions. The life insurance policyholder receives a percentage of the face amount of the policy, determined by certain factors, including the insured's life expectancy. The Company receives a commission to provide this brokerage service.

     (3)          Consolidation  Accounting  Policies:
                  ------------------------------------
     The financial statements reflect the acquisitions of Life Today Financial Services, Inc., by Life Today, Inc., and the acquisition of Life Today by Private Mortgage Bankers, Inc., as purchases resulting in Goodwill (excess of purchase price over net worth) of $63,771. The acquisition of
Private Mortgage Bankers, Inc., by the Registrant represents and has been accounted for as a pooling of interest and a reverse acquisition whereby Private Mortgage Bankers, Inc., was the acquiror and for financial statement purposes, the historical financial statements, of the Registrant will be those of Private Mortgage Bankers, Inc. Therefore, the registrants Paid in Capital of $4,472,279 has been offset against the registrants deficit of $4,495,506 as of June 30, 1996, and the acquiror's net deficit has been charged $63,430 for the par value of stock issued to accomplish the acquisition in excess of the book value of the combined company. All intercompany transactions are eliminated in consolidation.

     (4)          Furniture,  Fixtures  and  Equipment:
                  -------------------------------------
     Furniture, fixtures and equipment is stated at cost less accumulated depreciation. Depreciation of furniture, fixtures and equipment is computed using the straight-line method over estimated useful lives of the assets of five years.

     (5)          Loans  Held  for  Resale:
                  ------------------------
     Loans to be held for an indefinite period of time are classified as available for sale and are carried at the lower of cost or market. Cost is computed as the principal amount outstanding, net of unearned discounts and deferred loan fees and expenses. Unearned discounts on loans are recognized as income over the term of the loans on a level-yield method. These loans are sold in response to changes in market interest rates, liquidity needs or other similar factors.

     The allowance for credit losses is established through a provision for credit losses charged to operating expense. The allowance represents an amount which, in management's judgement will be adequate to absorb possible losses on existing credits which may become uncollectible. Management's judgement in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, overall portfolio quality and review of specific credits.

     The Company began accounting for impaired loans in 1995 as prescribed in Statement of Financial Accounting Standards No.118, "Accounting by Creditors for Impairment of a Loan" (SFAS No.118). Impaired loans are measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of SFAS No.118 had no material impact upon the financial statement of the Company.

     (6)          Loan  Origination  Costs:
                  ------------------------
     Loan origination costs are deferred and amortized over the lives of the related loans as an adjustment of yield.

     (7)          Real  Estate  Owned:
                  --------------------
     Real estate owned represents property purchased for investment or acquired through foreclosure. Real estate owned is carried at the lower of cost or fair value. Reductions in the balance of real estate owned at the time of foreclosure are charged to the allowance for credit losses. Any subsequent writedowns to reflect current fair value are charged to operating expense.

     (8)          Income  Taxes:
                  --------------
     The Company recognizes income taxes in accordance with Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes"(SFAS No.109). Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis (temporary differences.)

     Under SFAS No.109, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

     (9)          Brokerage  Income:
                  ------------------
     Revenue is recognized when the life insurance benefit are sold and both parties are funded. Under insurance regulations, the insured has 15 calendar days, after receipt of the proceeds, to rescind the sale of the life insurance benefits. If the sale is rescinded, the sales proceeds and the commission is returned to the purchaser. The Company accounts for any rescissions during the month the life insurance benefits were originally sold. Since inception, the Company has not had a sale rescinded.

     (10)          Commitments  and  Contingencies:
                   -------------------------------
     The Company entered into a consulting agreement during 1995 with a prior stockholder. The Company agreed to pay the prior stockholder $1,000 per month for twenty-four consecutive or non-consecutive months depending on the available cash in the Company. Consulting fees to the prior owner, included in general and administrative expense, were $13,000 for the 3 months ended September 30, 1996.

     (11)          Estimates:
                   ---------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     (12)          Fair  Value  of  Financial  Instruments
                   ---------------------------------------
     The Company's only financial instruments are accounts payable and accrued expenses. Management believes the carrying amount of these financial instruments approximate their fair values.

     (13)          Loss  Per  Common  Share:
                   ------------------------
     The loss per share data was computed based on the weighted average number of common shares outstanding. The Company authorized a 1 share of new for 20 old share reverse stock split on August 30, 1996. All share and per share amounts have been adjusted to give effect to the stock split.

     (14)          Marketable  Equity  Securities:
                   ------------------------------
     The Company has certain marketable equity securities, at June 30, 1996 deemed by management to have no fair value.

     (15)          Notes  Receivable  -  Other:
                   ----------------------------
     The  Company  had  certain    notes  receivable,  dated  in  1984,  for
approximately $150,000 of which management had deemed uncollectible and had fully reserved for all years presented in the accompanying financial statements.

     (16)          Revolving  Line  of  Credit:
                   ---------------------------
     The Company has a revolving line of credit with a bank in the maximum amount of $250,000 maturing on January 23,1997. The line of credit is used by the Company solely to finance the purchase of single family residential loans and the holding of such loans until they are sold.

     (17)          Notes  Payable:
                   --------------
     At September 30, 1996, the Company had a note payable to a bank for $47,339 due January 23, 1997, including all interest accrued thereon at the bank's prime rate plus 2%. The note is collateralized by a single family residential property and guaranteed by stockholders of the Company.

     At September 30, 1996, the Company had a note payable to the Company, payable in monthly installments of $216 through June 1, 2007. Interest on the note is payable monthly at a 9.125% and the note is collateralized by single family residential real estate. The balance outstanding on the note at September 30, 1996 was $17,630.

     On September 30, 1996, the Company had financial arrangements with various individuals through their individual retirement (IRA) accounts, which were originated to finance the purchase of mortgage loans and real estate. Notes collateralized by mortgage loans mature at various dates from 1997 to 2021. The notes become due and payable immediately upon demand of individuals. Principal and interest are payable monthly, at rates ranging from 11% to 12 %. In the event of foreclosure, the notes payable are collateralized by the underlying real estate; principal payments are discontinued and interest only is payable monthly. Upon the Company's sale of the real estate and creation of a new mortgage loan, principal payments and interest are due monthly, based on the term and maturity date of the new mortgage loan. Upon the Company's sale of real estate for cash, the note payable becomes unsecured. The Company is obligated to make a best effort to collateralize the note with a new mortgage loan purchase or real estate purchase. Unsecured notes and notes secured by real estate have no stated maturity date. Interest is payable monthly at rates ranging from 11% to 12%. At September 30, 1996 the notes payable to individuals pursuant to this arrangement totaled $771,929.

     The Company has various notes to two individuals, having no written terms, including the maturity dates and interest rates. Some of the notes are due upon the maturity of the underlying mortgage loan collateral; and the other notes have no stated maturity date and are unsecured. Interest rates vary between 12% to 13% and for some notes, interest is payable monthly; for others, interest is due at maturity of the underlying mortgage loan collateral. Should an individual desire to liquidate his account, upon written notice, the Company will employ its best efforts and has up to six months to sell the underlying collateral for cash proceeds to be remitted to the individual. The collateralized notes total $141,769 and the unsecured notes total $126,086 at September 30, 1996.

     At September 30, 1996, the Company had two notes payable to individuals, having no written terms including the maturity dates and interest rates. The notes were initially funded to purchase real estate. The notes are collateralized by mortgage loans and real estate. The balance at September
30,  1996  was  at  $50,550.

     (18)          Concentrations  of  Credit  Risk
                   --------------------------------
          The Company's financial instruments which are exposed to concentrations of credit risk consist primarily of loans receivable secured by single family residential mortgages in Houston and surrounding area. The Company assesses its credit risk and provides an allowance for credit loss for any loans which it deems doubtful of collection.


     (19)          Loans  Receivable:
                   -----------------
          Major classifications of loans at September 30, 1996 are as follows:

          Residential  real  estate:                   $ 1,252,421
               Single  Family  residential                  28,294
               Multi-Family  residential                    15,566
          Commercial                                        10,475
                                                       ------------
          Land                                           1,310,756
          Less  loan  fees  and  unearned
          discount                                        (236,817)
          Allowance  for  credit  losses                   (10,000)
                                                       ------------
                                                       $ 1,063,939
                                                       ============


                          PART II - OTHER INFORMATION

Item  6.          Exhibits  and  Reports  on  Form  8-K.

          (a)     Exhibits.

                  27.1  Financial  Data  Sheet

          (b)     Reports  on  Form  8-K.

               The Company filed one report on Form 8-K during the quarter ended September 30, 1996; an amendment dated September 3, 1996 and designated Amendment No. 1 to that report; an amendment dated November 4, 1996 and designated Amendment No. 2 to that report; and an amendment dated January 30, 1997 and designated Amendment No. 3 to that report. The original report, dated September 3, 1996, Amendment No. 1 thereto dated November 4, 1996, Amendment No. 2 thereto dated November 4, 1996, and Amendment No. 3 thereto dated January 30, 1997 provided the details of the Company's change in control and consummation of the share exchange with PMB and matters related thereto. These reports are incorporated by reference herein.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NOTE  BANKERS  OF  AMERICA,  INC.


                                           /S/  E.  Donald  DeYoung
Date:  January  30, 1997               By ____________________________________
                                            E.  Donald  DeYoung,  Director
                                            President


                                           /S/  Allen  E.  Myers
Date:  January  30, 1997               By ____________________________________
                                           Allen  E.  Myers,  Director
                                           CEO


                                           /S/  Louis  J.  Blenderman
Date:  January  30, 1997               By ____________________________________
                                           Louis  J.  Blenderman,  Director