Form 10QSB
period 1996-12-31
NOTE BANKERS OF AMERICA INC
filed 1997-02-24
CIK 707452

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                  FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the quarterly period ended
                               December 31,1996


                          Commission File No. 0-12240


                         NOTE BANKERS OF AMERICA, INC.
                (Name of Small Business Issuer in its Charter)

          TEXAS                                                 84-0882076
   (State or Other Jurisdiction of                             (I.R.S.
    incorporation or organization)                         Employer I.D. No.)


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

                               January 31, 1997

                       Common Voting Stock - 22,430,000

                        PART I - FINANCIAL INFORMATION

Item  1.Financial  Statements.


                         NOTE BANKERS OF AMERICA, INC.

                          Consolidated Balance Sheets
                               December 31, 1996

                                    ASSETS

CASH                                                      $   32,910

LOANS HELD FOR RESALE                                        972,096

FURNITURE, FIXTURES  AND EQUIPMENT, at cost, less
           accumulated depreciation of $11,188                 9,588

REAL ESTATE OWNED                                            127,229

ACCRUED INCOME AND OTHER  ASSETS                              21,586

GOODWILL                                                      63,771

                                                          $1,227,180

              LIABILITIES AND STOCKHOLDERS' DEFICIT

BANK LINE OF CREDIT                                       $  227,433

ESCROW DEPOSITS                                               58,886

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        179,789

NOTES PAYABLE                                              1,136,910

STOCKHOLDERS' DEFICIT
          Preferred Stock, No Par Value; 150,000,000
                    shares authorized; none issued                 -
          Common Stock, $.001 par value; 500,000,000
                    shares authorized, 22,430,000 shares
                    issued and outstanding                    22,430
          Paid In Capital                                     73,231
          Accumulated Deficit                               (471,499)
            Total Stockholders' Deficit                     (375,838)

                                                          $1,227,180


                         NOTE BANKERS OF AMERICA, INC.

                     Consolidated Statements of Operations

                                          3 Months    3 Months    6 Months
                                           Ended       Ended       Ended
                                          12/31/96    9/30/96     12/31/96
REVENUE:
          Brokerage Income               $ 133,804   $ 108,551   $ 242,355
          Gain on Loan Sales                18,037       4,658      22,695
          Interest on Loans                 35,501      40,407      75,908
          Loan Servicing Fees                1,910       1,906       3,816
   Total Revenue                           189,252     155,522     344,774

OPERATING EXPENSES
          Brokerage Commissions             40,685      53,157      93,842
          Interest Expense                  41,418      40,290      81,708
          Salaries and Benefits             96,303     105,378     201,681
          Occupancy                          6,932       6,763      13,695
          Legal and Accounting Expense      35,568      36,802      72,370
          Amortization and Depreciation        876         876       1,752
          Other                             27,815      30,311      58,126
     Total Operating Expenses              249,597     273,577     523,174

LOSS FROM OPERATIONS                       (60,345)   (118,055)   (178,400)

OTHER INCOME
          Gain on Sale of Real Estate       10,903       1,992      12,895
          Other Income                       5,503       5,715      11,218
     Total Other Income                     16,406       7,707      24,113

NET LOSS                                   (43,939)   (110,348)   (154,287)

Net Losses of Subsidiaries Prior
          to Acquisition                                20,031      20,031

CONSOLIDATED NET LOSS                    $ (43,939)  $ (90,317)  $(134,256)


                                    NOTE BANKERS OF AMERICA, INC.
                      Consolidated Statement of Change in Stockholders' Equity
                           For the Three Months Ended 9-30-96 and 12-31-96

                                          Common    Stock     Paid In     Retained    Stockholders'
                                          Shares    Amount    Capital     Earnings        Equity
Balances June 30, 1996                     227,000     227   4,472,279   (4,495,506)        (23,000)
Net Loss - 3 months ended 9/30/96                                           (90,317)        (90,317)
Issue Common Stock                      22,203,000  22,203      27,797                       50,000
Pooling of Interest :
     Combination
          (a reverse acquisition)                           (4,500,076)   4,495,506          (4,570)
    Private Mortgage Bankers, Inc.
           Retained Earnings (Deficit)
           June 30, 1996                                                   (274,813)       (274,813)
     Par value of stock issued
        in excess of book value
        of the combiner company                                             (62,430)        (62,430)
Balances September 30, 1996             22,430,000  22,430           0     (427,560)       (405,130)

Net Loss - 3 months ended 12/31/96                                          (43,939)        (43,939)
Debt cancelled in exchange
       for common stock                                         58,231                       58,231
Sale of Common Stock                                            15,000                       15,000

Balances December 31, 1996              22,430,000  22,430      73,231     (471,499)       (375,838)


                                       NOTE BANKERS OF AMERICA, INC.
                                   Consolidated Statements of Cash Flow

                                                                           3 Months   3 Months   6 Months
                                                                             Ended      Ended      Ended
                                                                           12/31/96    9/30/96   12/31/96
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                         (43,940)  (110,348)  (154,288)
  Adjustments to reconcile net loss to
     net cash provided by operating activities:
     Depreciation and Amortization                                              876        876      1,753
     Expenses paid by a shareholder on behalf of the company
          and accounted for as contributed capital                                       4,801      4,801
     Amortization of unearned
          discounts and fees                                                 (4,104)    (6,035)   (10,139)
     Changes in operating assets and liabilities:
          Decrease (increase) in accrued
               income and other assets                                        2,291     (1,260)     1,031
          (Decrease) increase in accounts payable and accrued expenses       (9,463)    21,095     11,632
               Less accrued expenses paid by a shareholder on behalf of
                    the company and accounted for as contributed capital                15,199     15,199
     Gain on sale of loans                                                  (18,037)    (4,658)   (22,695)
     Gain on sale of real estate                                            (11,363)    (1,992)   (13,355)
          Net cash used in operating
              activities                                                    (83,740)   (82,322)  (166,061)
CASH FLOWS FROM INVESTING  ACTIVITIES:
  Purchase of Loans                                                         (30,619)  (103,602)  (134,221)
  Proceeds from sale of loans                                               148,318     95,743    244,061
  Payments received on loans                                                 27,459     27,757     55,216
  Purchase of real estate and improvements                                  (23,887)      (732)   (24,619)
  Proceeds from sale of real estate                                          33,803     31,602     65,405
  Increase in Loans to Stockholders                                           3,000     (3,000)         0
          Net cash provided by (used in)
               investing activities                                         158,075     47,768    205,843
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in escrow
     deposits                                                                12,639     10,346     22,985
  Payments on bank line of credit                                                 0    (18,500)   (18,500)
  Proceeds from notes payable                                                50,365     85,274    135,639
  Payments on notes payable                                                (151,077)   (63,719)  (214,796)
  Proceeds from sale of stock                                                15,000     30,000     45,000
          Net cash provided by (used in)
                  financing activities                                      (73,073)    43,401    (29,672)

(DECREASE) INCREASE IN CASH                                                   1,262      8,847     10,109

CASH - beginning of period                                                   31,648     22,801     22,801

CASH - end of period                                                         32,910     31,648     32,910


SUPPLEMENTAL CASH FLOWS
  INFORMATION:
  Escrow deposits transferred to
     Mortgage Payments                                                                  10,442     10,442

  Notes given for purchase of
     Private Mortgage Bankers Inc. Stock                                                60,000     60,000

  Note given for purchase of
     Life Today Financial Services, Inc. Stock                                          25,000     25,000

  Note given for purchase of
     Life Today, Inc. Stock                                                             25,000     25,000

  Accounts payable exchanged for
     Note Bankers of America stock                                            8,231                 8,231

  Notes payable exchanged for
    Note Bankers of America stock                                            50,000                50,000

                         NOTE BANKERS OF AMERICA, INC.
                  Notes to Consolidated Financial Statements

     (1)          Organization:

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

     September 25, 1996, General Genetics Corporation was merged into NOTE BANKERS OF AMERICA, INC.

     (2)          Business  Activities:

     The Company purchases privately-held, owner financed mortgages from individuals who have personally financed the sale of real property. The
Company either holds the loans for investment purposes or sells them to individual investors, banks or other institutions. The Company is also in the business of brokering owner-financed mortgages.

     Another principal business activity of the Company is to broker life insurance policies of terminally ill individuals to other investors or institutions. The life insurance policyholder receives a percentage of the face amount of the policy, determined by certain factors, including the insured's life expectancy. The Company receives a commission to provide this brokerage service.

     (3)          Consolidation  Accounting  Policies:

     The financial statements reflect the acquisitions of Life Today Financial Services, Inc., by Life Today, Inc., and the acquisition of Life Today by Private Mortgage Bankers, Inc., as purchases resulting in Goodwill (excess of purchase price over net worth) of $63,771. The acquisition of
Private Mortgage Bankers, Inc., by the Registrant represents and has been accounted for as a pooling of interest and a reverse acquisition whereby Private Mortgage Bankers, Inc., was the acquiror and for financial statement purposes, the historical financial statements, of the Registrant will be those of Private Mortgage Bankers, Inc. Therefore, the registrants Paid in Capital of $4,472,279 has been offset against the registrants deficit of $4,495,506 as of June 30, 1996, and the acquiror's net deficit has been charged $67,000 for the par value of stock issued to accomplish the acquisition in excess of the book value of the combiner company. All intercompany transactions are eliminated in consolidation.

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

     The allowance of credit losses is established through a provision for credit losses charged to operating expense. The allowance represents an amount which, in management's judgement will be adequate to absorb possible losses on existing credits which may become uncollectible. Management's judgement in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, overall portfolio quality and review of specific credits.

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

     (8)          Income  Taxes:

     The Company recognizes income taxes in accordance with Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes"(SFAS No.109). Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

          Under SFAS No.109, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

     (9)          Brokerage  Income:

     Revenue is recognized when a life insurance policy is sold to another investor life insurance company and both parties are funded. Under insurance regulations, the insured has 15 calendar days, after receipt of the proceeds, to rescind the sale of the life insurance policy. If the sale is rescinded, the sales proceeds and the commission is returned to the purchasing insurance company. The Company accounts for any rescissions during the month the life insurance policy was originally sold. Since inception, the Company has not had a policy sale rescinded.

     (10)          Commitments  and  Contingencies:

The company executed a "Loan Acquisition, Servicing and Repurchase Agreement" with a bank in 1991 under the terms of which the company brokered certain mortgage loans to the bank and provides servicing of the loans for the bank. The agreement includes a default agreement under which the company is to "buy back" mortgage loans that become delinquent. As of December 31, 1996 there were 24 loans being serviced by the company with a amortized cost basis to the bank of approximately $549,325. All of the loans are secured by single family, owner occupied residences in the greater Houston area and only one(cost basis of approximately $17,242.00) was 60 days past due at December 31, 1996. Performance under the agreement is guaranteed by a major stockholder of the Company and a former stockholder of a subsidiary corporation. No significant loss to the company under this agreement is anticipated by management.

     (11)          Estimates:

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

     (12)          Fair  Value  of  Financial  Instruments:

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

     (14)          Marketable  Equity  Securities:

     The Company has certain marketable equity securities, at December 31, 1996 deemed by management to have no fair value.

     (15)          Notes  Receivable  -  Other:
          The  Company  had  certain    notes  receivable,  dated in 1984, for
approximately $150,000 of which management had deemed uncollectible and had fully reserved for all years presented in the accompanying financial statements.

     (16)          Revolving  Line  of  Credit:

     The Company has a revolving line of credit with a bank in the maximum amount of $250,000 which matured on January 23, 1997. The line of credit is used by the Company solely to finance the purchase of single family residential loans and the holding of such loans until they are sold.

     (17)          Notes  Payable:

     At December 31, 1996, the Company had a note payable to a bank for $47,339 due January 23, 1997, including all interest accrued thereon at the bank's prime rate plus 2%. The note is collateralized by a single family residential property and guaranteed by a major stockholder of the Company and a former stockholder of a subsidiary corporation.

     At December 31, 1996, the Company had a note payable to the a mortgage company, payable in monthly installments of $216 through June 1, 2007.
Interest on the note is payable monthly at a 9.125% and the note is collateralized by single family residential real estate. The balance outstanding on the note at December 31, 1996 was $17,382.

     On December 31, 1996, the Company had financial arrangements with various individuals through their individual retirement (IRA) accounts, which were originated to finance the purchase of mortgage loans and real estate. Notes collateralized by mortgage loans mature at various dates from 1997 to 2021.
The notes become due and payable immediately upon demand of individuals. Principal and interest are payable monthly, at rates ranging from 11% to 12%. In the event of foreclosure, the notes payable are collateralized by the underlying real estate; principal payments are discontinued and interest only is payable monthly. Upon the Company's sale of the real estate and creation of a new mortgage loan, principal payments and interest are due monthly, based on the term and maturity date of the new mortgage loan. Upon the Company's sale of real estate for cash, the note payable becomes unsecured. The Company is obligated to make a best effort to collateralize the note with a new mortgage loan purchase or real estate purchase. Unsecured notes and notes secured by real estate have no stated maturity date. Interest is payable monthly at rates ranging from 11% to 12%. At December 31, 1996 the notes payable to individuals pursuant to this arrangement totaled $693,781.

     The Company has various notes to two individuals, having no written terms, including the maturity dates and interest rates. Some of the notes are due upon the maturity of the underlying mortgage loan collateral; and the other notes have no stated maturity date and are unsecured. Interest rates vary between 12% to 13% and for some notes, interest is payable monthly; for others, interest is due at maturity of the underlying mortgage loan collateral. Should an individual desire to liquidate his account, upon written notice, the Company will employ its best efforts and has up to six months to sell the underlying collateral for cash proceeds to be remitted to the individual. In such liquidation, funds from sources other than the underlying mortgage loans would be required. The collateralized notes total $141,769 and the unsecured notes total $126,086 at December 31, 1996.

          The Company has two notes payable to individuals, having no written terms including the maturity dates and interest rates. The notes were initially funded to purchase real estate. The notes are collateralized by mortgage loans and real estate. The balance at December 31, 1996 was at $50,550.

The Company has two notes payable for the purchase of stock in Private Mortgage Bankers, Inc. of $30,000 each due August 15, 1999 with interest payable monthly at the rate of eight percent.

     (18)          Concentrations  of  Credit  Risk:

     The Company's financial instruments which are exposed to concentrations of credit risk consist primarily of loans receivable secured by single family residential mortgages in Houston and surrounding area. The Company assesses its credit risk and provides an allowance for credit loss for any loans which it deems doubtful of collection.

`          (19)          Loans  Receivable:

          Major  classifications of loans at December 31, 1996 are as follows:

     Residential  real  estate:
          Single  Family  residential          $  1  147,319
          Multi-Family  residential            25,919
          Commercial            15,156
          Land                            9,780
                                  -------------
               1  198,174

          Less:
             Loan  fees  and  unearned  discounts          216,079
             Allowance  for  credit  losses                    10,000
                                                     ----------------
                                        $      972,095
                                        ==============

     (20)          Events  Subsequent  to  the  Balance  Sheet  Date:

     Maturity  of  Revolving  Bank  Line  of  Credit  and  Sale  of  Mortgages

     The Bank Revolving Line of Credit referred to in Note 16 above matured on January 23, 1997, and PMB commenced liquidating a portion of the loans held for resell by PMB by selling the loans to unaffiliated third parties. The Company intends to use the proceeds from such sales to retire said debt. Said debt is further guaranteed by several individuals.


Item  2.

Management's  Discussion  and  Analysis  or  Plan  of  Operation.

     This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities  Exchange  Act  of  1934.    The  Company  intends  that  such
forward-looking  statements  be  subject  to its safe harbors created thereby.

     The following is a discussion and analysis of the consolidated financial condition of the Company as of December 31, 1996 and of the results of operations for the Company for the three and six months ended December 31, 1996 and 1995, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

     Prior to September 30, 1996, the Company, formerly known as General Genetics Corporation, was essentially dormant with no business activities. General Genetics Corporation was formed in 1982, but business activity has been substantially discontinued since 1986. In July of 1996 Life Today Inc., purchased Life Today Financial Services, Inc., and later that month Private Mortgage Bankers, Inc., purchased Life Today, Inc. On August 30, 1996, 100% of the outstanding shares of Private Mortgage Bankers Inc., were acquired by General Genetics Corporation in exchange for shares of common stock of General Genetics Corporation in a transaction accounted for as a reverse acquisition. Upon completion of the acquisition, the stockholders of the Company became the controlling stockholders of General Genetics Corporation. On September 25, 1996, General Genetics Corporation was merged into Note Bankers of America, Inc. These events make period to period and trend analysis of the Company's statements difficult. Comparative discussions herein are based upon current and prior period proforma financial statements prepared by management for each of its primary operating subsidiary units (PMB and Life Today Companies), which proforma financial statements are included as footnotes to this discussion to facilitate meaningful comparison. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

OVERVIEW

     The Company is a speciality financial services holding company that primarily conducts business in two distinct areas:

     (1) providing viatical settlements for terminally ill individuals by purchasing life insurance policies ("Viatical Receivables") from terminally ill individuals, both acting as a broker and acting for its own principal investment account; and

     (2) purchasing, brokering, acquiring, repackaging, holding for investment and acting as a dealer in portfolios of "owner financed" residential and "light"commercial real property first mortgage loans, primarily originated as owner financed ("Mortgage Receivables").

     The Company's financial statements consolidate the assets, liabilities and operations of Private Mortgage Bankers, Inc. ("PMB"), the Company's wholly-owned special purpose subsidiary through which the Company conducts it mortgage purchase operations, and Life Today, Inc. ("Life today"), the Company's wholly-owned special purpose subsidiary through which the Company conducts its viatical settlement business operations.

RECENT  DEVELOPMENTS

     Through December 31, 1996, PMB and Life Today have primarily acted as brokers in the purchase of Mortgage Receivables and Viatical Receivables by originating and packaging the Receivables for presentation for purchase by prospective third party investors. PMB and Life Today have developed a continuing relationship with several individual investors who provided financing for the purchase of their current profolio of Receivables. Current investors in these Receivables include primarily high net worth individuals and individual pension and retirement accounts. However, dependence upon individual third party investor-purchasers has necessarily limited the ability of PMB and Life Today to significantly expand the volume of their purchases and thereby has limited their ability to generate profits. Management believes that future profitability is dependent upon increasing the volume of Receivables purchased and purchasing Receivables as principal for its own account, thereby increasing the return realized on each Receivable. If the Company is to significantly increase the volume of Receivables purchased, management believes that it must provide for the marketing of funds through its own investment program and utilize those funds for the purchase of Receivables as principal for its own account.

     Management is currently implementing plans to undertake on behalf of PMB and Life Today private debt offerings to raise a minimum of $10,000,000 to be used to acquire Receivables for its own account and then to "warehouse" the Receivables it has purchased into pools. The Company intends to then offer these pools of Receivables to institutional investors.

RESULTS  OF  OPERATIONS

     PRIVATE  MORTGAGE  BANKERS,  INC.(1)

     BROKERAGE INCOME - The company closed 7 transactions totaling $16,967 (an average of $2,424 each) for the three months ended December 31, 1995, and 6 transactions totaling $14,666 (an average of $2,444 each) for the three months ended September 31, 1995. For the quarter ended December 31, 1996,
4  transactions       totaling $4,864 for an average of $1,216 were closed and
for  the     quarter ended September 30, 1996, 3 transactions totaling $10,222
for  an average of $3,407 were closed. Though the overall average          per
transaction  decreased  for the six months ended December 31,          1995 to
1996  by  $278,  the  overall  decrease is due primarily to          volume of
transactions  closed.

     GAIN ON LOAN SALES - The company sold 3 loans for a total gain of $6,366 for the quarter ended December 31, 1995, and 4 loans for a total gain of $18,037 for the quarter ended December 31, 1996. For the quarters ended September 30, 1995 and 1996, the company sold 4 loans for a gain of
$11,834  and  2  loans  for  a  gain          of  $4,658  respectively.

     GAIN ON SALE OF HOUSES - The company sold 2 houses for a total gain of $18,831 for the quarter ended December 31, 1995, and 1 house for a total gain of $10,904 for the quarter ended December 31, 1996. For the quarters ended September 30, 1995 and 1996, the company sold 3 houses for a gain of $25,857 and 2 houses for a gain of $1,992 respectively.

     OTHER OPERATING EXPENSE - Other operating expense decreased from $28,773 and $23,027 in the quarters ended September 30, 1995 and December 31, 1995 to $12,713 and $7,969 for the respective quarters in 1996. The decrease is due to managements efforts to hold costs to a minimum and extra ordinary legal fees in 1995 on corporate identity and proposed acquisition matters.

     LIFE  TODAY  COMPANIES  (2)

     BROKERAGE  REVENUE  -  For  the  quarter ended September 30, 1996     the
company  closed 12 transactions for a total of $98,330          compared to 21
transactions for a total of $71,390 in the same quarter of 1995. For the quarter ended December 31, 1996 the company closed 11 transactions for a total of $128,940 compared to 19 transactions for a total of $82,029 for the same quarter of 1995. Though the number of transactions decreased 42% for the above six month periods, the average revenue per transaction increased 158%. Because the brokerage fee on Viatical settlements is based on the face amount of the related insurance policy, the company is concentrating their efforts to find the largest policies available.

     DIRECT  COST  -  Direct  costs  as  a  percentage  of revenue were     as
follows:
                                                       1996          1995

          3  mos.  ended  9/30          55%            21%
          3  mos.  ended  12/31          28%            16%
          6  mos.  ended  12/31          27%            18%

     The increase in direct cost as a percentage of revenue is partially due to a long term sales consulting agreement being bought out in 1996 and certain advance commissions being paid to a broker.

     SALARIES AND BENEFITS - In 1995 salaries were paid based upon income and cash available. In 1996 salaries are stated amounts and for the quarters ended September 30 and December 31 included substantially all of the salaries related to the operation of Note Bankers of America, Inc. and the related merger and acquisitions.

     GENERAL  GENETICS  CORPORATION  (3)

     Note Bankers of American, Inc. (fka General Genetics Corporation) incurred expenses of $36,636 and $43,408 for the quarters ended September 30 and December 31, 1996 respectively. General Genetics Corporation was not active for the related periods in 1995. The expenses incurred in 1996 are primarily for legal and audit fees related to the merger and acquisition of Private Mortgage Bankers, Inc. and the Life Today Companies.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's primary sources of cash during the quarter ending December 31, 1996, were funds generated by sales of loans and real estate. The Company's cash requirements have been and will continue to be significant.
Financial difficulties have not been uncommon in the history of the Company and there can be no assurance that it will be able to raise the capital it now needs. The future success of the Company, and its growth, depends on its ability to raise additional funds. If the Company is successful in obtaining short-term funds, they will be disbursed to accomplish the following:

     Once short term capital to meet the requirements has been obtained, management of the Company will be able to next address an updated and revised business plan for the next twelve months of operations. It should be noted that, even with a revised business plan, there is no assurance that the Company will be successful in bringing sufficient long term capital to achieve profitability.

     As  of  December  31,  1996,  the  Company's current liabilities exceeded current  assets  by  $424,644,  a  ratio  of  1.4 to 1.  The available cash of
$32,910 represented 3% of total current assets. Cash flow required by operating activities increased by 1.7% ($1,410) for the quarter ended September 30, 1996 to the quarter ended December 31, 1996.


 (1)


                        PRIVATE MORTGAGE BANKERS, INC.
                           Statements of Operations
                          For the Three Months Ended

                                          Sept. 30    Sept. 30
                                            1996        1995
REVENUE:
          Brokerage Income               $  10,222   $  14,666
          Gain on Loan Sales                 4,658      11,834
          Interest on Loans                 40,407      36,459
          Loan Servicing Fees                1,906         757
          Total Revenue                     57,193      63,716

OPERATING EXPENSES
          Brokerage Commissions              4,339       7,377
          Interest Expense                  40,289      41,508
          Salaries and Benefits             37,990      37,615
          Occupancy                          2,763       6,067
          Legal and Accounting Expense         495       8,594
          Amortization and Depreciation          0           0
          Other                             12,713      28,773
          Total Operating Expenses          98,589     129,934

LOSS FROM OPERATIONS                       (41,396)    (66,218)

OTHER INCOME
          Gain on Sale of Real Estate        1,992      25,857
          Other Income                       5,715       4,966
            Total Other Income               7,707      30,823

NET LOSS                                 $ (33,689)  $ (35,395)



                        PRIVATE MORTGAGE BANKERS, INC.
                           Statements of Operations
                          For the Three Months Ended

                                          Dec. 31    Dec. 31
                                           1996       1995
REVENUE:
          Brokerage Income               $  4,864   $ 16,967
          Gain on Loan Sales               18,037      6,366
          Interest on Loans                35,501     33,184
          Loan Servicing Fees               1,910      2,208
            Total Revenue                  60,312     58,725

OPERATING EXPENSES
          Brokerage Commissions             3,161      6,316
          Interest Expense                 41,418     43,598
          Salaries and Benefits            36,278     35,133
          Occupancy                         4,532      6,359
          Legal and Accounting Expense        740      9,572
          Amortization and Depreciation         0          0
          Other                             7,969     23,027
            Total Operating Expenses       94,098    124,005

LOSS FROM OPERATIONS                      (33,786)   (65,280)

OTHER INCOME
          Gain on Sale of Real Estate      10,904     18,831
          Other Income                      5,503      8,350
            Total Other Income             16,407     27,181

NET LOSS                                 $(17,379)  $(38,099)

 (2)


                         COMBINED LIFE TODAY, INC AND
                      LIFE TODAY FINANCIAL SERVICES, INC.
                           Statements of Operations

                                           Sept. 30   Sept. 30
                                             1996       1995
BROKERAGE REVENUE                         $  98,330   $  71,390

DIRECT COSTS                                 53,654      14,661
          Gross Profit                       44,676      56,729

OPERATING EXPENSES
          Advertising                         4,178       1,568
          Interest Expense                      263         250
          Salaries and Benefits              63,048      35,772
          Depreciation and amortization         831         873
          Other                              16,338      16,919
          Total Operating Expenses           84,658      55,382

LOSS FROM OPERATIONS                        (39,982)      1,347

OTHER INCOME
          Loss on Sale of Assets
          Other Income                                        3
            Total Other Income                    0           3

NET INCOME (LOSS)                         $ (39,982)  $   1,350


                         COMBINED LIFE TODAY, INC AND
                      LIFE TODAY FINANCIAL SERVICES, INC.
                           Statements of Operations
                          For the Three Months Ended

                                          Dec. 31    Dec. 31
                                            1996      1995
BROKERAGE REVENUE                         $128,940  $ 82,029

DIRECT COSTS                                38,630    12,776
          Gross Profit                      90,310    69,253

OPERATING EXPENSES
          Advertising                           54     8,768
          Interest Expense                     342       695
          Salaries and Benefits             59,364    38,922
          Depreciation and amortization        831       874
          Other                             12,828    21,255
          Total Operating Expenses          73,419    70,514

LOSS FROM OPERATIONS                        16,891    (1,261)

OTHER INCOME
          Loss on Sale of Assets
          Other Income                                    15
          Total Other Income                     0        15

NET INCOME (LOSS)                         $ 16,891  $ (1,246)

 (3)


                         NOTE BANKERS OF AMERICA, INC.
                           fka General Genetics Inc.
                           Statements of Operations
                          For the Three Months Ended

                                         Sept. 30   Sept. 30
                                           1996       1995
REVENUE:                                 $       0  $       0

OPERATING EXPENSES
          Advertising                          250
          Interest Expense
          Salaries and Benefits
          Occupancy
          Legal and Accounting Expense      28,448
          Amortization and Depreciation          0
          Other                              7,938
          Total Operating Expenses          36,636          0

LOSS FROM OPERATIONS                        36,636          0

OTHER INCOME                                     0          0

NET LOSS                                 $  36,636  $       0


                         NOTE BANKERS OF AMERICA, INC.
                           fka General Genetics Inc.
                           Statements of Operations
                          For the Three Months Ended

                                         Dec. 31   Dec. 31
                                           1996      1995

REVENUE:                                 $      0  $      0

OPERATING EXPENSES
          Advertising                       5,395
          Interest Expense                      0
          Salaries and Benefits                 0
          Occupancy                             0
          Legal and Accounting Expense     31,820
          Amortization and Depreciation         0
          Other                             6,193
            Total Operating Expenses       43,408         0

LOSS FROM OPERATIONS                       43,408         0

OTHER INCOME                                    0         0

NET LOSS                                 $ 43,408  $      0

                          PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.

          None;  not  applicable.

Item  2.Changes  in  Securities.

          None;  not  applicable.

Item  3.Defaults  Upon  Senior  Securities.

          None;  not  applicable.

Item  4.Submission  of  Matters  to  a  Vote  of  Security  Holders.

          None;  not  applicable.

Item  5.Other  Information.

          None;  not  applicable.

Item  6.Exhibits  and  Reports  on  Form  8-K.

          (a)Exhibits.

               27Financial  Data  Sheet

          (b)Reports  on  Form  8-K.

               During the quarter ended December 31, 1996, the Company filed an amendment designated Amendment No. 2 to its original report on Form 8-K dated September 3, 1996. Subsequently, the Company filed a further amendment designated Amendment No. 3 to its original report on Form 8-K dated September 3, 1996. The original report, dated September 3, 1996, and Amendments No. 1, 2 and 3 thereto dated November 4, 1996, provided the details of the Company's change in control and consummation of the share exchange with PMB and matters related thereto, including a change in Registrant's certifying accountant. These reports are incorporated by reference herein.

                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                              NOTE  BANKERS  OF  AMERICA,  INC.


                                   /S/  E.  Donald  DeYoung
Date:    February  21,  1997By  ____________________________________
                                   E.  Donald  DeYoung,  Director
                                   President


                                   /S/  Allen  E.  Myers
Date:    February  21,  1997By  __________________________________
                                   Allen  E.  Myers,  Director
                                   CEO


                                           /S/  Louis  J.  Blenderman
Date:    February  21,  1997            By ___________________________________
                                           Louis  J.  Blenderman,  Director