Form 10QSB
period 1997-03-31
NOTE BANKERS OF AMERICA INC
filed 1997-05-15
CIK 707452

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For  the  quarterly  period  ended  March  31,  1997

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

                                  May 31,1997

                       Common Voting Stock - 22,530,000

                        PART I - FINANCIAL INFORMATION

Item  1.Financial  Statements.

                         NOTE BANKERS OF AMERICA, INC.
                          Consolidated Balance Sheets
                                 March 31,1997

                                       ASSETS

CASH                                                      $   12,775

LOANS HELD FOR RESALE                                        750,895

FURNITURE, FIXTURES  AND EQUIPMENT, at cost, less
           accumulated depreciation of $12,019                 8,757

REAL ESTATE OWNED                                            167,194

ACCRUED INCOME AND OTHER  ASSETS                              23,192

GOODWILL                                                      63,771
                                                          -----------

                                                          $1,026,584

  LIABILITIES AND STOCKHOLDERS' DEFICIT

BANK LINE OF CREDIT                                       $   80,516

ESCROW DEPOSITS                                               36,897

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        203,238

NOTES PAYABLE                                              1,153,186

STOCKHOLDERS' DEFICIT
          Preferred Stock, No Par Value; 150,000,000
                    shares authorized; none issued
          Common Stock, $.001 par value; 500,000,000
                    shares authorized, 22,430,000 shares
                    issued and outstanding                    22,430
          Paid In Capital                                     73,231
          Accumulated Deficit                               (542,914)
  Total Stockholders' Deficit                               (447,253)

                                                          $1,026,584


                          NOTE  BANKERS  OF  AMERICA,  INC.
                        Consolidated  Statements  of  Operations


                                                   3 Months        9 Months
                                                     Ended          Ended
                                                    3/31/97        3/31/97
REVENUE:
          Brokerage Income                       $    50,776   $   293,131
          Gain on Loan Sales                           6,979        29,674
          Interest on Loans                           33,210       109,118
          Loan Servicing Fees                          1,777         5,593
  Total Revenue                                       92,742       437,516

OPERATING EXPENSES
          Brokerage Commissions                       10,905       104,747
          Interest Expense                            39,804       121,512
          Salaries and Benefits                       86,901       288,582
          Occupancy                                    6,845        20,540
          Legal and Accounting Expense                 7,658        70,028
          Amortization and Depreciation                  831         2,583
          Other                                       30,815        88,941
  Total Operating Expenses                           183,760       696,934

LOSS FROM OPERATIONS                                 (91,018)     (259,418)

OTHER INCOME
          Gain on Sale of Real Estate                      0        12,895
          Other Income                                 9,603        20,821
  Total Other Income                                   9,603        33,716

NET LOSS                                             (81,415)     (225,702)

Net Losses of Subsidiaries Prior to Acquisition                     20,031

CONSOLIDATED NET LOSS                            $   (81,415)  $  (205,671)


LOSS PER SHARE AMOUNTS                           $  (0.00363)  $  (0.01269)

WEIGHTED AVERAGE SHARES OUTSTANDING               22,430,000    16,213,667


                                                             NOTE  BANKERS  OF  AMERICA,  INC.
                                           Consolidated  Statement  of  Change  in  Stockholders'  Equity
                                           For  the  Three  Months  Ended  9-30-96,  12-31-96  and  3-31-97


                                               Common  Stock         Paid In     Retained    Stockholders'
                                            Shares       Amount      Capital     Earnings        Equity
Balances June 30, 1996                       227,000          227   4,472,279   (4,495,506)        (23,000)
  Net Loss - 3 months ended 9/30/96                                                (90,317)        (90,317)
  Issue Common Stock                      22,203,000       22,203      27,797                       50,000
  Pooling of Interest :
       Combination
            (a reverse acquisition)                                (4,500,076)   4,495,506          (4,570)
      Private Mortgage Bankers, Inc.
             Retained Earnings (Deficit)
             June 30, 1996                                                        (274,813)       (274,813)
       Par value of stock issued
          in excess of book value
          of the combined company            (62,430)     (62,430)
Balances September 30, 1996               22,430,000       22,430           0     (427,560)       (405,130)
  Net Loss - 3 months ended 12/31/96                                               (43,939)        (43,939)
  Debt cancelled in exchange
         for common stock                                              58,231                       58,231
  Sale of Common Stock                                                 15,000                       15,000
Balances December 31, 1996                22,430,000       22,430      73,231     (471,499)       (375,838)
  Net Loss - 3 months ended 3/31/97                                                (81,415)        (81,415)
  Correct expenses reported for
        quarter ended 12/31/96                                              -       10,000          10,000
Balances March 31, 1997                   22,430,000       22,430      73,231     (542,914)       (447,253)


                                                NOTE  BANKERS  OF  AMERICA,  INC.
                                               Consolidated  Statements  of  Cash  Flow


                                                                             3 Months    9 Months
                                                                                Ended      Ended
                                                                              3/31/97     3/31/97
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                          $ (81,415)  $(235,704)
  Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Depreciation and Amortization                                               831       2,584
       Expenses paid by a shareholder on behalf of the company
            and accounted for as contributed capital                                         4,801
       Amortization of unearned
            discounts and fees                                                  (3,762)    (13,901)
       Changes in operating assets and liabilities:
            Decrease (increase) in accrued
                 income and other assets                                        (1,606)       (575)
            (Decrease) increase in accounts payable and accrued expenses        34,410      46,042
                 Less accrued expenses paid by a shareholder on behalf of
                      the company and accounted for as contributed capital                  15,199
       Gain on sale of loans                                                    (6,979)    (29,674)
       Gain on sale of real estate                                                         (13,355)
            Net cash used in operating
                activities                                                     (58,521)   (224,583)
CASH FLOWS FROM INVESTING  ACTIVITIES:
  Purchase of Loans                                                            (82,674)   (216,895)
  Proceeds from sale of loans                                                  231,130     475,191
  Payments received on loans                                                    64,775     119,991
  Purchase of real estate and improvements                                     (18,473)    (43,092)
  Proceeds from sale of real estate                                                  -      65,405
            Net cash provided by (used in)
                 investing activities                                          194,758     400,600
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in escrow
       deposits                                                                (21,989)        995
  Payments on bank line of credit                                             (146,917)   (165,417)
  Proceeds from notes payable                                                  205,674     341,313
  Payments on notes payable                                                   (193,140)   (407,934)
  Proceeds from sale of stock                                                               45,000
            Net cash provided by (used in)
                    financing activities                                      (156,372)   (186,043)

(DECREASE) INCREASE IN CASH                                                    (20,135)    (10,026)

CASH - beginning of period                                                      32,910      22,801

CASH - end of period                                                         $  12,775   $  12,775

SUPPLEMENTAL CASH FLOWS
  INFORMATION:
  Escrow deposits transferred to
       Mortgage Payments                                                     $           $  10,442

  Notes given for purchase of
       Private Mortgage Bankers Inc. Stock                                   $           $  60,000

  Note given for purchase of
       Life Today Financial Services, Inc. Stock                             $           $  25,000

  Note given for purchase of
       Life Today, Inc. Stock                                                $           $  25,000

  Notes payable exchanged for
       Note Bankers of America stock                                         $           $  50,000

  Accounts payable exchanged for
       Note Bankers of America stock                                         $           $   8,231


                         NOTE BANKERS OF AMERICA, INC.
                  Notes to Consolidated Financial Statements

          Organization:
          -------------
     (1)General Genetics Corporation was formed in 1982, but business activity had been substantially discontinued since 1986. In July of 1996 Life Today Inc., purchased Life Today Financial Services, Inc., and later that month Private Mortgage Bankers, Inc., purchased Life Today, Inc.

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

     (8)  Income  Taxes:
          --------------
     The Company recognizes income taxes in accordance with Statement of Financial Accounting Standards No.109, "Accounting for Income Taxes" (SFAS No.109). Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

     Under SFAS No.109, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

     (9)  Brokerage  Income:
          ------------------
     Revenue is recognized when a life insurance policy is sold to another investor life insurance company and both parties are funded. Under insurance regulations, the insured has 15 calendar days, after receipt of the proceeds, to rescind the sale of the life insurance policy. If the sale is rescinded, the sales proceeds and the commission is returned to the purchasing insurance company. The Company accounts for any rescissions during the month the life insurance policy was originally sold. Since inception, the Company has not had a policy sale rescinded.

     (10)  Commitments  and  Contingencies:
           -------------------------------
     The company executed a "Loan Acquisition, Servicing and Repurchase Agreement" with a bank in 1991 under the terms of which the company brokered certain mortgage loans to the bank and provides servicing of the loans for the bank. The agreement includes a default agreement under which the company is to "buy back" mortgage loans that become delinquent. As of March 31,1997 there were 23 loans being serviced by the company with a amortized cost basis to the bank of approximately $522,103. All of the loans are secured by single family, owner occupied residences in the greater Houston area and none were 60 days past due at March 31, 1997. Performance under the agreement is guaranteed by a major stockholder of the Company and a former stockholder of a subsidiary corporation. No significant loss to the company under this agreement is anticipated by management.

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

     (14)  Marketable  Equity  Securities:
           ------------------------------
     The Company has certain marketable equity securities, at March 31, 1997 deemed by management to have no fair value.

     (15)  Notes  Receivable  -  Other:
           ----------------------------
     The  Company  had  certain    notes  receivable,  dated  in  1984,  for
approximately $150,000 of which management had deemed uncollectible and had fully reserved for all years presented in the accompanying financial statements.

     (16)  Revolving  Line  of  Credit:
           ---------------------------
     The Company had a revolving line of credit with a bank in the maximum amount of $250,000 which matured January 23, 1997. The line of credit was used by the Company solely to finance the purchase of single family residential loans and the holding of such loans until they are sold. The balance of $80,516.00 as of March 31, 1997 is being liquidated as the Company sells the underlying mortgages. Funds from sources other than the underlying mortgages will be required to fully liquidate the balance.

     (17)  Notes  Payable:
           --------------
     At March 31, 1997, the Company had a note payable to a bank for $47,339 which matured January 23, 1997, including all interest accrued thereon at the bank's prime rate plus 2%. The note is collateralized by a single family residential property and guaranteed by a major stockholder of the Company and a former stockholder of a subsidiary corporation. The note will be liquidated with the sale of the real estate.

     On March 31, 1997, the Company had financial arrangements with various individuals through their individual retirement (IRA) accounts, which were originated to finance the purchase of mortgage loans and real estate. Notes collateralized by mortgage loans mature at various dates from 1997 to 2021.
The notes become due and payable immediately upon demand of individuals. Principal and interest are payable monthly, at rates ranging from 11% to 12 %. In the event of foreclosure, the notes payable are collateralized by the underlying real estate; principal payments are discontinued and interest only is payable monthly. Upon the Company's sale of the real estate and creation of a new mortgage loan, principal payments and interest are due monthly, based on the term and maturity date of the new mortgage loan. Upon the Company's sale of real estate for cash, the note payable becomes unsecured. The Company is obligated to make a best effort to collateralize the note with a new mortgage loan purchase or real estate purchase. Unsecured notes and notes secured by real estate have no stated maturity date. Interest is payable monthly at rates ranging from 11% to 12%. At March 31, 1997 the notes payable to individuals pursuant to this arrangement totaled $684,438.

     The Company has various notes to two individuals, having no written terms, including the maturity dates and interest rates. Some of the notes are due upon the maturity of the underlying mortgage loan collateral; and the other notes have no stated maturity date and are unsecured. Interest rates vary between 12% to 13% and for some notes, interest is payable monthly; for others, interest is due at maturity of the underlying mortgage loan collateral. Should an individual desire to liquidate his account, upon written notice, the Company will employ its best efforts and has up to six months to sell the underlying collateral for cash proceeds to be remitted to the individual. In such liquidation, funds from sources other than the underlying mortgage loans would be required. The collateralized notes total $90,323 and the unsecured notes total $154,132 at March 31, 1997.

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

     (19)  Loans  Receivable:
           -----------------
          Major  classifications  of  loans  at March 31, 1997 are as follows:


Residential real estate:
Single Family residential         $900,581
Multi-Family residential            23,489
Commercial                          15,018
Land                                 8,087
                                  --------
                                  $947,175
Less:
Loan fees and unearned discounts   186,280
Allowance for credit losses         10,000
                                  --------
                                  $750,895
                                  ========

Item  2.

Management's  Discussion  and  Analysis  or  Plan  of  Operation.

     This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities  Exchange  Act  of  1934.    The  Company  intends  that  such
forward-looking  statements  be  subject  to its safe harbors created thereby.

     The following is a discussion and analysis of the consolidated financial condition of the Company as of March 31, 1997 and of the results of operations for the Company for the three and nine months ended March 31, 1997, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

     Prior to September 30, 1996, the Company, formerly known as General Genetics Corporation, was essentially dormant with no business activities. General Genetics Corporation was formed in 1982, but business activity has been substantially discontinued since 1986. In July of 1996 Life Today Inc., purchased Life Today Financial Services, Inc., and later that month Private Mortgage Bankers, Inc., purchased Life Today, Inc. On August 30, 1996, 100% of the outstanding shares of Private Mortgage Bankers Inc., were acquired by General Genetics Corporation in exchange for shares of common stock of General Genetics Corporation in a transaction accounted for as a reverse acquisition. Upon completion of the acquisition, the stockholders of the Company became the controlling stockholders of General Genetics Corporation. On September 25, 1996, General Genetics Corporation was merged into Note Bankers of America, Inc. These events make period to period and trend analysis of the Company's statements difficult. Comparative discussions herein are based upon current and prior period proforma financial statements prepared by management for each of its primary operating subsidiary units (P.B. and Life Today Companies), which proforma financial statements are included as footnotes to this discussion to facilitate meaningful comparison. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

OVERVIEW

     The Company is a speciality financial services holding company that primarily conducts business in two distinct areas:

     (1) providing viatical settlements for terminally ill individuals by purchasing life insurance policies ("Viatical Receivables") from terminally ill individuals, both acting as a broker and acting for its own principal investment account; and

     (2) purchasing, brokering, acquiring, repackaging, holding for investment and acting as a dealer in portfolios of "owner financed" residential and "light" commercial real property first mortgage loans, primarily originated as owner financed ("Mortgage Receivables").

     The Company's financial statements consolidate the assets, liabilities and operations of Private Mortgage Bankers, Inc. ("P.B."), the Company's wholly-owned special purpose subsidiary through which the Company conducts it mortgage purchase operations, and Life Today, Inc. ("Life today"), the Company's wholly-owned special purpose subsidiary through which the Company conducts its viatical settlement business operations.

RECENT  DEVELOPMENTS

     Through December 31, 1996, P.B. and Life Today have primarily acted as brokers in the purchase of Mortgage Receivables and Viatical Receivables by originating and packaging the Receivables for presentation for purchase by prospective third party investors. P.B. and Life Today have developed a continuing relationship with several individual investors who provided financing for the purchase of their current portfolio of Receivables. Current investors in these Receivables include primarily high net worth individuals and individual pension and retirement accounts. However, dependence upon individual third party investor-purchasers has necessarily limited the ability of P.B. and Life Today to significantly expand the volume of their purchases and thereby has limited their ability to generate profits. Management believes that future profitability is dependent upon increasing the volume of Receivables purchased and purchasing Receivables as principal for its own account, thereby increasing the return realized on each Receivable. If the Company is to significantly increase the volume of Receivables purchased, management believes that it must provide for the marketing of funds through its own investment program and utilize those funds for the purchase of Receivables as principal for its own account.

     Management is currently implementing plans to undertake on behalf of P.B. and Life Today private debt offerings to raise a minimum of $10,000,000 to be used to acquire Receivables for its own account and then to "warehouse" the Receivables it has purchased into pools. The Company intends to then offer these pools of Receivables to institutional investors.

RESULTS  OF  OPERATIONS

     PRIVATE  MORTGAGE  BANKERS,  INC.(1)

     BROKERAGE INCOME - The company closed 7 transactions totaling $16,967 (an average of $2,424 each) for the three months ended
March  31,  1996.  For  the  quarter  ended  March 31, 1997, none were closed.

     GAIN ON LOAN SALES - The company sold 3 loans for a total gain of $6,366 for the quarter ended March 31, 1996, and 4 loans for a total gain of $18,037 for the quarter ended March 31, 1997.

     GAIN ON SALE OF HOUSES - The company sold 2 houses for a total gain of $18,831 for the quarter ended March 31, 1996, no houses were sold for the quarter ended March 31, 1997.

     OTHER OPERATING EXPENSE - Other operating expense decreased from $15,110 in the quarter ended March 31, 1996 to $9,264 for the respective quarter in 1997. The decrease is due to managements efforts to hold costs to a minimum while seeking investment capital.

     LIFE  TODAY  COMPANIES  (2)

     BROKERAGE REVENUE - For the quarter ended March 31, 1997 the company closed 8 transactions for a total of $50,776 compared to 14 transactions for a
total  of  $93,292  in  the  same          quarter  of  1996.

DIRECT  COST  -  Direct  costs  as  a  percentage  of revenue were as follows:

                                        1997          1996
                                        ----          ----
          3  mos.  ended  3/31          22%            16%

     The increase in direct cost as a percentage of revenue is partially due to arrangements with a certain broker.

     SALARIES AND BENEFITS - In 1996 salaries were paid based upon income and cash available. In 1997 salaries are stated amounts and for the quarters ended March 31, 1997, and include accruals for salaries earned but not yet paid.

     GENERAL  GENETICS  CORPORATION  (3)

     Note Bankers of American, Inc. (fka General Genetics Corporation) incurred expenses of $38,292 for the quarter ended March 31, 1997. General
Genetics Corporation was not active for the related periods in 1996. The expenses incurred in 1997 are primarily allocated shares of Private Mortgage Bankers, Inc. and Life Today, Inc. salaries and office expense.

LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company's primary sources of cash during the quarter ending March 31, 1997, were funds generated by sales of loans and viatical brokerage fees. The Company's cash requirements have been and will continue to be significant.
Financial difficulties have not been uncommon in the history of the Company and there can be no assurance that it will be able to raise the capital it now needs. The future success of the Company, and its growth, depends on its ability to raise additional funds. If the Company is successful in obtaining short-term funds, they will be disbursed for general operations.

     Once short term capital to meet the requirements has been obtained, management of the Company will be able to next address an updated and revised business plan for the next twelve months of operations. It should be noted that, even with a revised business plan, there is no assurance that the Company will be successful in bringing sufficient long term capital to achieve profitability.

     As of March 31, 1997, the current liabilities exceeded current assets by $512,575, a ratio of 1.6 to 1. The available cash of $12,775 represented 1.62% of total current assets. Cash flow required by operating activities decreased by 30% ($25,219) from the quarter ended December 31, 1996 to the quarter ended March 31, 1997.


                              PRIVATE  MORTGAGE  BANKERS,  INC.
                                 Statements  of  Operations
                              For  the  Three  Months  Ended


                                          Mar. 31    Mar. 31
                                           1997       1996
REVENUE:
          Brokerage Income               $      0   $  7,620
          Gain on Loan Sales                6,979     11,868
          Interest on Loans                33,210     44,701
          Loan Servicing Fees               1,777        971
  Total Revenue                            41,966     65,160

OPERATING EXPENSES
          Brokerage Commissions                 0      4,989
          Interest Expense                 39,804     42,518
          Salaries and Benefits            23,532     39,042
          Occupancy                         4,445      6,299
          Legal and Accounting Expense      1,742      2,899
          Amortization and Depreciation         0          0
          Other                             9,264      15110
  Total Operating Expenses                 78,787    110,857

LOSS FROM OPERATIONS                      (36,821)   (45,697)

OTHER INCOME
          Gain on Sale of Real Estate           0          0
          Other Income                      9,510      8,368
  Total Other Income                        9,510      8,368

NET LOSS                                 $(27,311)  $(37,329)


       COMBINED LIFE TODAY, INC AND LIFE TODAY FINANCIAL SERVICES, INC.
              Statements of Operations For the Three Months Ended


                                           Mar. 31   Mar. 31
                                            1997       1996
BROKERAGE REVENUE                         $ 50,776   $ 93,292

DIRECT COSTS                                11,392     14,863
  Gross Profit                              39,384     78,429

OPERATING EXPENSES
          Advertising                        5,075      1,446
          Interest Expense                     299        205
          Salaries and Benefits             40,410     19,235
          Depreciation and amortization        831        877
          Other                              8,675      24205
  Total Operating Expenses                  55,290     45,968

LOSS FROM OPERATIONS                       (15,906)    32,461

OTHER INCOME
          Loss on Sale of Assets
          Other Income                          93
  Total Other Income                            93          0

NET INCOME (LOSS)                         $(15,813)  $ 32,461


                         NOTE  BANKERS  OF  AMERICA,  INC.
                              fka  General  Genetics  Inc.
                             Statements  of  Operations
                          For  the  Three  Months  Ended


                                         Mar. 31   Mar. 31
                                           1997      1996
REVENUE:                                 $      0  $      0

OPERATING EXPENSES
          Advertising                       5,000
          Interest Expense
          Salaries and Benefits            22,959
          Occupancy
          Legal and Accounting Expense      5,436
          Amortization and Depreciation
          Other                             4,897       900
  Total Operating Expenses                 38,292       900

LOSS FROM OPERATIONS                       38,292       900

OTHER INCOME                                    0         0

NET LOSS                                 $ 38,292  $    900

PART  II  -  OTHER  INFORMATION

Item  1.

Legal  Proceedings.

          None;  not  applicable.

Item  2.Changes  in  Securities.

          None;  not  applicable.

Item  3.Defaults  Upon  Senior  Securities.

          None;  not  applicable.

Item  4.Submission  of  Matters  to  a  Vote  of  Security  Holders.

Item  5.Other  Information.

          None;  not  applicable

Item  6.Exhibits  and  Reports  on  Form  8-K.

          (a)Exhibits.

               27          Financial  Data  Sheet

          (b)Reports  on  Form  8-K.

               None

                                  SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                         NOTE  BANKERS  OF  AMERICA,  INC.


                          /S/  E.  Donald  DeYoung
Date:  May 9, 1997  By   ________________________________________
                         E.  Donald  DeYoung,  Director/President


                        /S/  Allen  E.  Myers
Date:  May 9, 1997  By  _______________________________
                        Allen  E.  Myers,  Director/CEO


                        /S/  Louis  J.  Blendeman
Date:  May 9, 1997  By ________________________________
                       Louis  J.  Blenderman,  Director