Form 10QSB
period 1997-09-30
NOTE BANKERS OF AMERICA INC
filed 1997-11-14
CIK 707452

U. S. SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-QSB

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT  OF  1934

     For  the  quarterly  period  ended  September  30,  1997

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

(1)          Yes        / /     No /X/          (2)     Yes /X/     No     / /

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

                               November 10, 1997

                       Common Voting Stock - 23,555,000



                        PART I - FINANCIAL INFORMATION

Item  1.          Financial  Statements.


                           NOTE BANKERS OF AMERICA, INC.
                                     UNAUDITED
                            Consolidated Balance Sheets
                                 September 30, 1997


                             ASSETS
                             ------

CASH                                                      $    5,253

LOANS HELD FOR RESALE                                        809,660

FURNITURE, FIXTURES  AND EQUIPMENT, at cost, less
           accumulated depreciation of $13,681                 7,096

REAL ESTATE OWNED                                             55,466

ACCRUED INCOME AND OTHER  ASSETS                              24,078

GOODWILL                                                      40,511

                                                          $  942,064

  LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------

BANK LINE OF CREDIT                                       $   46,848

ESCROW DEPOSITS                                               47,277

ACCOUNTS PAYABLE AND ACCRUED EXPENSES                        307,463

NOTES PAYABLE                                              1,139,484

STOCKHOLDERS' DEFICIT
          Preferred Stock, No Par Value; 150,000,000
                    shares authorized; none issued                 -
          Common Stock, $.001 par value; 500,000,000
                    shares authorized, 23,555,000 shares
                    issued and outstanding                    23,555
          Paid In Capital                                     73,231
          Accumulated Deficit                               (695,794)
  Total Stockholders' Deficit                               (599,008)

                                                          $  942,064



                     NOTE BANKERS OF AMERICA, INC.
                              UNAUDITED
                 Consolidated Statements of Operations
               For the Three  Months Ended September 30


                                                     1997         1996
                                                 ------------  -----------
REVENUE:
          Brokerage Income                       $    34,587   $  108,551
          Gain on Loan Sales                               0        4,658
          Interest on Loans                           31,395       40,407
          Loan Servicing Fees                          1,916        1,906
  Total Revenue                                       67,898      155,522

OPERATING EXPENSES
          Brokerage Commissions                        5,003       53,157
          Interest Expense                            34,629       40,290
          Salaries and Benefits                       57,633      105,378
          Occupancy                                    8,430        6,763
          Legal and Accounting Expense                 1,390       36,802
          Amortization and Depreciation                  831          876
          Other                                       19,541       30,311
  Total Operating Expenses                           127,457      273,577

LOSS FROM OPERATIONS                                 (59,559)    (118,055)

OTHER INCOME
          Gain on Sale of Real Estate                 16,594        1,992
          Other Income                                 7,578        5,715
  Total Other Income                                  24,172        7,707

NET LOSS                                             (35,387)    (110,348)

Net Losses of Subsidiaries Prior to Acquisition            0       20,033

CONSOLIDATED NET LOSS                            $   (35,387)  $  (90,315)


LOSS PER SHARE AMOUNTS                             ($0.00155)   ($0.02389)

WEIGHTED AVERAGE SHARES OUTSTANDING               22,805,000    3,781,000



                                   NOTE BANKERS OF AMERICA, INC.
                                            UNAUDITED

                     Consolidated Statement of Change in Stockholders' Equity
                          For the Three Months Ended September 30, 1997

                                        Common Stock             Paid In  Retained   Stockholders'
                                           Shares       Amount   Capital  Earnings       Equity
                                        -------------  --------  -------  ---------  --------------
Balances June 30, 1997                    22,430,000    22,430    73,231  (660,407)       (564,746)

  Net Loss - 3  months ended 9/30/97                                       (35,387)        (35,387)

  Issue stock in exchange for services     1,125,000     1,125                               1,125


Balances September 30, 1997               23,555,000    23,555    73,231  (695,794)       (599,008)



                                                                      NOTE BANKERS OF AMERICA, INC.
                                                                                          UNAUDITED
                                                               Consolidated Statements of Cash Flow
                                                            For the Three Months Ended September 30


                                                                                1997        1996
                                                                             ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                          $ (35,388)  $(110,348)
  Adjustments to reconcile net loss to
       net cash provided by operating activities:
       Depreciation and Amortization                                               824         876
       Expenses paid by a shareholder on behalf of the company
            and accounted for as contributed capital                                         4,801
       Amortization of unearned
            discounts and fees                                                 (10,270)     (6,035)
       Changes in operating assets and liabilities:
            Decrease (increase) in accrued
                 income and other assets                                          (532)     (1,260)
            (Decrease) increase in accounts payable and accrued expenses        33,174      21,095
                 Less accrued expenses paid by a shareholder on behalf of
                      the company and accounted for as contributed capital                  15,199
       Stock issued for consulting expense                                                   1,125
       Gain on sale of loans                                                                (4,658)
       Gain on sale of real estate                                             (16,594)     (1,992)
            Net cash used in operating
                activities                                                     (27,661)    (82,322)
CASH FLOWS FROM INVESTING  ACTIVITIES:
  Purchase of Loans                                                                       (103,602)
  Proceeds from sale of loans                                                               95,743
  Payments received on loans                                                    43,250      27,757
  Purchase of real estate and improvements                                                    (732)
  Proceeds from sale of real estate                                             88,917      31,602
  Increase in Loans to Stockholders                                                         (3,000)
            Net cash provided by (used in)
                 investing activities                                          132,167      47,768
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase (decrease) in escrow
       deposits                                                                  2,563      10,346
  Payments on bank line of credit                                                          (18,500)
  Proceeds from notes payable                                                               85,274
  Payments on notes payable                                                   (108,816)    (63,719)
  Proceeds from sale of stock                                                               30,000
            Net cash provided by (used in)
                    financing activities                                      (106,253)     43,401

(DECREASE) INCREASE IN CASH                                                     (1,747)      8,847

CASH - beginning of period                                                       7,000      22,801

CASH - end of period                                                         $   5,253   $  31,648


                        NOTE BANKERS OF AMERICA, INC.
           NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                              SEPTEMBER 30, 1997


     Organization:
     -------------
(1) Note Bankers of America, Inc. holds 100% of the stock of Private Mortgage Bankers, Inc., a buyer/broker of owner financed mortgages, and Life Today, Inc., a viatical settlement broker.

(2)          Business  Activities:
             --------------------
The Company purchases privately held, owner financed mortgages from individuals who have personally financed the sale of real property. The
Company either holds the loans for investment purposes or sells them to individual investors, banks or other institutions. The Company is also in the business of brokering owner-financed mortgages.

Another principal business activity of the Company is to broker life insurance policies of terminally ill individuals to other investors or institutions. The life insurance policyholder receives a percentage of the face amount of the policy, determined by certain factors, including the insured=s life expectancy. The Company receives a commission to provide this brokerage service.

(3)          Consolidation  Accounting  Policies:
             ------------------------------------
The financial statements reflect the acquisitions of Life Today by Private Mortgage Bankers, Inc., as a purchase resulting in Goodwill (excess of purchase price over net worth) of $40,511. The acquisition of Private Mortgage Bankers, Inc., by Note Bankers of America, Inc. represents and has been accounted for as a pooling of interest. All intercompany transactions are eliminated in consolidation.

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

The allowance of credit losses is established through a provision for credit losses charged to operating expense. The allowance represents an amount which, in management=s judgement will be adequate to absorb possible losses on existing credits which may become uncollectible. Management=s judgement in determining the adequacy of the allowance is based on evaluations of the collect ability of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, overall portfolio quality and review of specific credits.

The Company began accounting for impaired loans in 1995 as prescribed in Statement of Financial Accounting Standards No.118, AAccounting by Creditors for Impairment of a Loan@ (SFAS No.118). Impaired loans are measured on the present value of expected future cash flows discounted at the loan=s effective interest rate or, as a practical expedient, at the loan=s observable market price or the fair value of the collateral if the loan is collateral dependent. The adoption of SFAS No.118 had no material impact upon the financial statement of the Company.

(6)          Loan  Origination  Costs:
             ------------------------
Loan origination costs are deferred and amortized over the lives of the related loans as an adjustment of yield.
(7)          Real  Estate  Owned:
             --------------------
Real estate owned represents property purchased for investment or acquired through foreclosure. Real estate owned is carried at the lower of cost or fair value. Reductions in the balance of real estate owned at the time of foreclosure are charged to the allowance for credit losses. Any subsequent write downs to reflect current fair value are charged to operating expense.

(8)          Income  Taxes:
             --------------
The Company recognizes income taxes in accordance with Statement of Financial Accounting Standards No.109, AAccounting for Income Taxes@ (SAS No.109). Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.

Under SAS No.109, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and then a valuation allowance is established to reduce that deferred tax asset if it is Amore likely than not@ that the related tax benefits will not be realized.

(9)          Brokerage  Income:
             ------------------
Revenue is recognized when a life insurance policy is sold to an investor or institution and both parties are funded. Under insurance regulations, the insured has 15 calendar days, after receipt of the proceeds, to rescind the sale of the life insurance policy. If the sale is rescinded, the sales proceeds and the commission is returned to the purchasing insurance company. The Company accounts for any rescissions during the month the life insurance policy was originally sold. Since inception, the Company has not had a policy sale rescinded.

(10)          Commitments  and  Contingencies:
              -------------------------------
The company executed a "Loan Acquisition, Servicing and Repurchase Agreement" with a bank in 1991 under the terms of which the company brokered certain mortgage loans to the bank and provides servicing of the loans for the bank. The agreement includes a default agreement under which the company is to "buy back" mortgage loans that become delinquent. As of September 30,1997 there were 20 loans being serviced by the company with a amortized cost basis to the bank of approximately $461,239. All of the loans are secured by single family, owner occupied residences in the greater Houston area and one was 60 days past due at September 30, 1997 with a basis of $32,558. Performance under the agreement is guaranteed by a major stockholder of the Company. No significant loss to the company under this agreement is anticipated by management.

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

(12)          Fair  Value  of  Financial  Instruments
              ---------------------------------------
The Company=s only financial instruments are accounts payable and accrued expenses. Management believes the carrying amount of these financial instruments approximate their fair values.

(13)          Revolving  Line  of  Credit:
              ---------------------------
The Company had a revolving line of credit with a bank in the maximum amount of $250,000 which matured September 23, 1997. The line of credit was used by the Company solely to finance the purchase of single family residential loans and the holding of such loans until they are sold. The balance of $46,848 as of September 30, 1997 is being liquidated as the Company sells the underlying mortgages. Funds from sources other than the underlying mortgages will be required to fully liquidate the balance.

(14)          Notes  Payable:
              --------------
On September 30, 1997, the Company had financial arrangements with various individuals through their individual retirement (IRA) accounts, which were originated to finance the purchase of mortgage loans and real estate. Notes collateralized by mortgage loans mature at various dates from 1997 to 2021.
The notes become due and payable immediately upon demand of individuals. Principal and interest are payable monthly, at rates ranging from 11% to 12 %. In the event of foreclosure, the notes payable are collateralized by the underlying real estate; principal payments are discontinued and interest only is payable monthly. Upon the Company=s sale of the real estate and creation of a new mortgage loan, principal payments and interest are due monthly, based on the term and maturity date of the new mortgage loan. Upon the Company=s sale of real estate for cash, the note payable becomes unsecured. The Company is obligated to make a best effort to collateralize the note with a new mortgage loan purchase or real estate purchase. Unsecured notes and notes secured by real estate have no stated maturity date. Interest is payable monthly at rates ranging from 11% to 12%. At September 30, 1997 the notes payable to individuals pursuant to this arrangement totaled $834,872.

As of September 30, 1997 five regularly scheduled payments of principal and interest on the above notes were currently and past due. The payments total $68,004 and are included in Accounts Payable and Accrued Expenses. Subsequent to September 30, 1997 assignments passing title to the collateral mortgages were recorded by the IRA account trustee. The effect on the financial statements of the company will be a significant reduction in assets with a similar reduction in notes payable.

The Company has various notes to two individuals, having no written terms, including the maturity dates and interest rates. Some of the notes are due upon the maturity of the underlying mortgage loan collateral; and the other notes have no stated maturity date and are unsecured. Interest rates vary between 12% to 13% and for some notes, interest is payable monthly; for others,  interest  is  due  at  maturity  of  the  underlying  mortgage  loan collateral. Should an individual desire to liquidate his account, upon written notice, the Company will employ its best efforts and has up to six months to sell the underlying collateral for cash proceeds to be remitted to the individual. In such liquidation, funds from sources other than the underlying mortgage loans would be required. The collateralized notes total $88,999 and the unsecured notes total $154,132 at September 30, 1997.

The Company has two notes payable for the purchase of stock in Private Mortgage Bankers, Inc. of $30,000 each due August 15, 1999 with interest payable monthly at the rate of eight percent. Five interest payments totaling $2,000 were past due at September 30, 1997 and are included in Accounts Payable and Accrued Expenses.


(15)          Concentrations  of  Credit  Risk
              --------------------------------
     The  Company=s  financial instruments which are exposed to concentrations
of  credit        risk consist primarily of loans receivable secured by single family residential mortgages in Houston and surrounding area. The Company assesses its credit risk and provides an allowance for credit loss for any
loans  which  it  deems  doubtful          of  collection.



`(16)          Loans  Receivable:
               -----------------
     Major  classifications  of  loans  at  September 30, 1997 are as follows:

     Residential  real  estate:
 Single  Family  residential                 $915,752
      Multi-Family  residential                17,241
     Commercial:                               14,307
     Land:                                      5,920
                                             --------
                                              953,220

     Less:
   Loan  fees  and  unearned  discounts       133,560
   Allowance  for  credit  losses              10,000
                                             --------

                                             $809,660
                                             ========


(17)          Liquidity  and  Ability  to  Continue  as  a  Going  Concern
              ------------------------------------------------------------

The Company used $273,913 in cash for operations during the year ended June 30, 1997 and an additional $27,661 during the three months ended September 30, 1997. The Company will require additional sums to continue in operations in the future without a significant increase in brokerage income. There can be no assurance that any increase in brokerage income can be obtained. The Company=s other primary sources of cash during those periods was funds generated from the sale of loans and real estate and an increase in borrowed funds. There can be no assurance that additional funds can be obtained from the sale of loans and real estate or that borrowed funds will continue to be available. The liquidity of the Company and its ability to continue as a going concern is contingent upon the above items.






Item  2.          Management's  Discussion  and Analysis or Plan of Operation.

     This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the
Securities  Exchange  Act  of  1934.    The  Company  intends  that  such
forward-looking  statements  be  subject  to its safe harbors created thereby.

     The following is a discussion and analysis of the consolidated financial condition of the Company as of September 30, 1997 and of the results of operations for the Company for the three months ended September 30, 1997 and 1996, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited consolidated financial statements and related notes appearing elsewhere herein.

OVERVIEW

     The Company is a speciality financial services holding company that primarily conducts business in two distinct areas:

     (1) providing viatical settlements for terminally ill individuals by acting as a broker.

     (2) purchasing, brokering, acquiring, repackaging, holding for investment and acting as a dealer in portfolios of "owner financed" residential and "light"commercial real property first mortgage loans, primarily originated as owner financed ("Mortgage Receivables").

     The Company's financial statements consolidate the assets, liabilities and operations of Private Mortgage Bankers, Inc. ("P.B."), the Company's wholly-owned special purpose subsidiary through which the Company conducts its mortgage purchase operations, and Life Today, Inc. ("Life today"), the Company's wholly-owned special purpose subsidiary through which the Company conducts its viatical settlement business operations.

RECENT  DEVELOPMENTS

     As of September 30, 1997 five regularly scheduled payments of principal and interest on the notes to certain IRA accounts collateralized by mortgages were currently and past due. The payments total $68,004 and are included in Accounts Payable and Accrued Expenses. Subsequent to September 30, 1997 assignments passing title to the collateral mortgages were recorded by the IRA account trustee. The effect on the financial statements of the company will be a significant reduction in assets with a similar reduction in notes payable.

     Combined company losses of $343,175 for the year ended June 30, 1997 and additional losses of $35,387 for the quarter ended September 30, 1997 resulted in cash used by operations of $273,913 and $27,661 for the same periods.
Management is therefore keeping operations at a minimum while seeking a business solution. No assurance can be made that a viable solution can be found that will allow the company to continue as a going concern.

RESULTS  OF  OPERATIONS

          BROKERAGE INCOME - The company closed 1 mortgage and 6 viatical transactions for a total amount of $34,587 (an average of $4,941 each) for the three months ended September 30, 1997 and 3 mortgage and 12 viatical transactions for a total amount of $108,551 (an average of $7,237 each)for same period in 1996.

          GAIN ON LOAN SALES - The company sold 2 loans for a total gain of $4,658 for the quarter ended September 30, 1996, but no loans were sold for the quarter ended September 30, 1997.

          INTEREST INCOME - Loans Held for Resale decreased $254,279 from $1,063,939 on September 30, 1996 to $809,660 on September 30, 1997, which resulted  in  the  $9,012  decrease  in  interest  income.

          GAIN ON SALE OF HOUSES - The company sold 1 house for a gain of $16,594 for the quarter ended September 30, 1997. For the same period in 1996, the company sold 2 houses for a total gain of $1,992.

          OTHER OPERATING EXPENSE - Other operating expense decreased from $273,577 for the quarter ended September 30, 1996 to $127,457 for the respective quarter in 1997. The decrease is due to less use of outside viatical brokers, a reduction in corporate staff and legal and accounting services. In addition Notes Payable and the Bank Line of Credit decreased a combined $307,090 from September 30, 1996 to September 30, 1997, resulting in reduced interest expense.


LIQUIDITY  AND  CAPITAL  RESOURCES

     The Company used $273,913 in cash for operations during the year ended June 30, 1997 and an additional $27,661 during the three months ended September 30, 1997. The Company will require additional sums to continue operations in the future without a significant increase in brokerage income.
There can be no assurance that any increase in brokerage income can be obtained. The Company's other primary sources of cash during those periods was funds generated from the sale of loans and real estate and an increase in borrowed funds. There can be no assurance that additional funds can be obtained from the sale of loans and real estate or that borrowed funds will continue to be available. The liquidity of the Company and its ability to continue as a going concern is contingent upon the above items.

     Management is currently keeping operations and related expenditures at a minimum while investigating possible alternative courses of action.

     As of September 30, 1997, the Company's current liabilities exceeded current assets by $636,821, a ratio of 1.7 to 1. The available cash of $5,253 represented .6% of total current assets. Cash flow required by operating activities decreased by 43.9% ($21,670) form the quarter ended June 30, 1997 to the quarter ended September 30, 1997.



                          PART II - OTHER INFORMATION

Item  1.          Legal  Proceedings.

          None;  not  applicable.

Item  2.          Changes  in  Securities.

          None;  not  applicable.

Item  3.          Defaults  Upon  Senior  Securities.

          None;  not  applicable.

Item  4.          Submission  of  Matters  to  a  Vote  of  Security  Holders.

Item  5.          Other  Information.

          None;  not  applicable

Item  6.          Exhibits  and  Reports  on  Form  8-K.

          (a)          Exhibits.

               27          Financial  Data  Sheet


          (b)          Reports  on  Form  8-K.

July 21, 1997 the company filed Form 8-K to report a restructuring as of June 30, 1997 whereby dormant subsidiaries were spun-off as non reporting companies to the shareholders as of that date. This report is incorporatedby reference herein.





                                  SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.



                         NOTE  BANKERS  OF  AMERICA,  INC.



Date: November 10, 1997   By  /S/  E.  Donald  DeYoung
                              __________________________________________
                              E.  Donald  DeYoung,  Director/President




Date:  November 10, 1997  By  /S/  Allen  E.  Myers
                              __________________________________________
                              Allen  E.  Myers,  Director/CEO




Date:  November 10, 1997  By  /S/  Louis  J.  Blenderman
                              __________________________________________
                              Louis  J.  Blenderman,  Director