Form 10KSB
period 1998-06-30
NOTE BANKERS OF AMERICA INC
filed 1999-08-20
CIK 707452

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB
(Mark  One)

[xx] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES ACT OF 1934 [Fee Required]

For  the  fiscal  years  ended  -  June  30,  1998  and  1997
                                       OR

[  ]  TRANSITION  REPORT  UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
      ACT  OF  1934
      [No  Fee  Required]

For  the  transition  period  from  ____________________ to ____________________

                         Commission file number 0-12440

                          NOTE BANKERS OF AMERICA, INC.
                 (Name of Small Business Issuer in Its Charter)

                TEXAS                                84-0882076
    (State or Other Jurisdiction of     (I.R.S. Employer Identification No.)
     Incorporation or Organization)

              ONE RIVERWAY, SUITE 1700                          77056
                   HOUSTON, TEXAS                             (Zip Code)
       (Address of Principal Executive Offices)

                                  713-961-2696
                (Issuer's Telephone Number, Including Area Code)

Securities  registered  under  Section  12(b)  of  the  Exchange  Act:  None

Securities  registered  under  Section  12(g)  of  the  Exchange  Act:

                          Common Stock, $.001 Par Value
                                (Title of Class)

  Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days. Yes [xx] No [ ]

 Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

 The aggregate market value of the voting stock held by non-affiliates on April 21, 1999, based upon average bid and asked price of the Common Stock as reported by the National Quotation Bureau, Inc. for such date, was approximately $270,325.

               The number of outstanding shares of the Registrant's Common Stock on May 30, 1999 was 30,888,750.



                          NOTE BANKERS OF AMERICA, INC.
                                   FORM 10-KSB

                For the Fiscal Years Ended June 30, 1998 and 1997


                                                                            Page

Part I.
----------
Item 1.     Description of Business
Item 2.     Description of Property
Item 3.     Legal Proceedings
Item 4.     Submission of Matters to a Vote of Security Holders

Part II.

Item 5.     Market for Common Equity and Related Stockholder Matters
Item 6.     Management's Discussions and Analysis or Plan of Operation
Item 7.     Financial Statements
Item 8.     Changes In and Disagreements with Accountants on Accounting
            And Financial Disclosure

Part III.

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act
Item 10.    Executive Compensation
Item 11.    Security Ownership of Certain Beneficial Owners and Management
Item 12.    Certain Relationships and Related Transactions
Item 13.    Exhibits and Reports on Form 8-K


SIGNATURES

                                     PART I

ITEM  1.     DESCRIPTION  OF  BUSINESS

Overview

     At June 30, 1996 Registrant was inactive and had not been engaged in any active business operations since the latter part of 1986. On September 15, 1996, the Registrant consummated the acquisition of 100% of the common stock of Private Mortgage Bankers, Inc. ("PMB") pursuant to an Agreement for Exchange of Stock and Plan of Reorganization ("Exchange") dated July 31, 1996 between (i) the Registrant,(ii) PMB, and (iii) Allen E. Myers, the record owner of 40,000 shares of capital stock of PMB which constituted 100% of the issued and outstanding capital stock of PMB ("PMB Shareholders"). PMB was a specialty financial services holding company that primarily conducted business in two distinct areas: (1) purchasing, brokering, acquiring, repackaging, holding for investment and acting as a dealer in portfolios of "owner financed" residential and "light" commercial real property first mortgage loans, primarily originated as owner financed ("Mortgage Receivables"), and (2) acting as a broker in the purchase of the death benefit of life insurance policies from terminally ill individuals ("viatical settlements"). Registrant operated as a holding company through PMB and Life Today and did not conduct any operations directly. In November 1997 Registrant divested itself of PMB and Life Today because of insufficient capital and operating revenues to sustain continuing business operations. As of June 30, 1998, Registrant had no assets, had approximately $50,000 in liabilities, and other than seeking a suitable candidate for acquisition had conducted no business operations since November, 1997. From that date and through the date of this report, the only business that has been conducted by Registrant is seeking a suitable acquisition candidate.

History

     Registrant was incorporated on June 3, 1982 as the successor to BioTechnical Resources Group, Inc. which had been incorporated on November 3, 1981. It commenced its business operations following completion of a public offering of its securities on December 19, 1982 and from that date until the end of 1986, when it ceased all activities, Registrant was engaged solely in research and development activities. From 1982 until March 1984, Registrant was engaged in the research and development of products in the immunology field for human application and of a number of veterinary vaccines. Thereafter, until the end of 1986, its activities were conducted solely through its wholly-owned subsidiary Tround Geothermal Corporation ("Geothermal"), and consisted of limited research and development in connection with its licensed high-speed, projectile rock drill for geo thermal applications. Registrant has never had any revenues from its operations. On September 15, 1996, the Registrant consummated the acquisition of 100% of the common stock of Private Mortgage Bankers, Inc. pursuant to an Agreement for Exchange of Stock and Plan of Reorganization ("Exchange") dated July 31, 1996. Pursuant to the Exchange, Registrant changed its name to Note Bankers of America, Inc. and redomiciled to the State of Texas. Unless context requires otherwise, all references to "Registrant" throughout this report are to Note Bankers of America, Inc. and its wholly-owned subsidiaries, Private Mortgage Bankers, Inc. and Life Today, Inc., collectively.

     Until October 16, 1990 Registrant's common stock, which is traded in the over-the-counter market, was quoted in the National Association of Securities Dealers Automated Quotation ("NASDAQ") system under the name General Genetics Corporation and under the NASDAQ symbol "GENG". On that date, Registrant's common stock was deleted from that system by reason of Registrant's failure to maintain an asset position of at least $750,000 in accordance with NASDAQ requirements. Since October 17, 1990 Registrant's common stock has been quoted by the National Quotation Bureau in its "pink sheets," but without prices until September, 1995, at which time it was moved to the Electronic Bulletin Board trading symbol GENG. As of the opening of business September 25, 1996 Registrant traded in the over-the-counter market under the name Note Bankers of America, Inc. and was quoted in the National Association of Securities
Dealers  OTCBB  system  under  the  trading  symbol  "NBAI".

Acquisition  of  Private  Mortgage  Bankers

     The Registrant acquired Private Mortgage Bankers, Inc. on August 30, 1996 in exchange for 20,313,000 shares of its common stock. To consummate the acquisition, the Registrant increased the number of shares of common stock it is authorized to issue from 5,000,000 to 500,000,000 shares. The Registrant also approved a 1 (new) for 20 (old) reverse stock split upon the closing of this transaction. Unless otherwise indicated, all information in this Annual Report gives effect to the 1 for 20 reverse stock split.

The Registrant's acquisition of Private Mortgage Bankers, Inc. represented a reverse acquisition, whereby for accounting purposes, Private Mortgage Bankers, Inc. was the acquiror. For financial statement purposes, the historical financial statements of the Registrant became those of Private Mortgage Bankers, Inc. beginning on the closing date of the acquisition.

     Business  of  Private  Mortgage  Bankers,  Inc.

     Registrant was through November, 1997 a specialty financial services holding company that primarily conducted business in two distinct areas:

          (1) providing viatical settlements for terminally ill individuals by acting as a broker.

          (2) purchasing, brokering, acquiring, repackaging, holding for investment and acting as a dealer in portfolios of "owner financed" residential and "light" commercial real property first mortgage loans, primarily originated as owner financed ("Mortgage Receivables").

     Registrant conducted its business of purchasing discounted real estate mortgage notes through Private Mortgage Bankers, Inc. ("PMB"), a Texas corporation, and conducted its viatical settlement business operations through Life Today, Inc. ("Life Today"), a wholly owned Texas subsidiary of PMB, a multi-state registered viatical settlement broker in the purchase of the death benefit of life insurance policies from terminally ill individuals ("viatical settlements").

     Business  Activities  of  PMB

     PMB purchased privately held, owner financed mortgages from individuals who had personally financed the sale of real property. The
Company either held the loans for investment purposes or sold them to individual investors, banks or other institutions. The Company also was in the business of brokering owner-financed mortgages between owner financiers and investors.

     Life Today acted as a broker for life insurance policies of terminally ill individuals to other investors or institutions. The life insurance policyholder received a percentage of the face amount of the policy, determined by certain factors, including the insured's life expectancy. The Company received a commission to provide this brokerage service.

Change  in  Control  of  Management

By reason of the Exchange and acquisition of PMB, Myers and DeYoung were elected to the board of directors, elected to the offices of Chairman/CEO and President respectively, held approximately 85% of the voting common stock of Registrant, and thereby controlled the management of the Registrant.

     Resignation  of  Officers  and  Directors

     On July 19, 1996, Registrant accepted the resignations of James N. Juliana and Chor-Weng Tan. In connection with the Exchange and the change in control of Registrant, Ty Porier, the sole remaining director declined to stand for re-election and resigned effective September 30, 1996, and Allen E Myers, E. Donald DeYoung and Louis J. Blenderman were elected to the Board of Directors at the shareholders meeting held on August 30, 1996. The letters of resignation of former directors did not request the disclosure of any disagreement with Registrant regarding the resignation or refusal to stand for re-election.

     Other  Events

     In connection with the Exchange and the acquisition of PMB, the Registrant relocated its principal executive offices to the offices of PMB, located at 770 South Post Oak Lane, Suite 600, Houston, Texas 77056. Additionally, Hans Morkner, President of the Registrant prior to the Exchange, resigned and the Registrant appointed the following officers:

          Allen  E.  Myers               Chairman  and  CEO
          Donald  DeYoung                President
          William  Herndon               Secretary/Treasurer

Acquisition  or  Disposition  of  Assets

     Disposition  of  Assets.

     On November 6, 1997, the Registrant sold (i) 100% of the common stock of Private Mortgage Bankers, Inc. ("PMB"), a wholly owned subsidiary of Registrant, to Allen E. Myers for nominal consideration and (ii) 100% of the common stock of Life Today, Inc. ("Life Today"), a wholly owned subsidiary of Registrant, to Richard E. Perry for nominal consideration, all pursuant to an Agreement dated November 6, 1997 among (i) the Registrant, (ii) PMB, (iii) Life Today, (iv) Allen E. Myers, (v) Richard E. Perry and (vi) E. Donald DeYoung (the "Disposition"). This disposition represented the sale of substantially all of the remaining assets of Registrant. Myers was a former owner of PMB, an officer and director of Registrant and a director of PMB and Life Today. Perry was a former owner of Life Today and an officer of Life Today. As further consideration for the transfers, Myers and PBM and Perry and Life Today agreed to indemnify and hold harmless Registrant from certain debts and obligations arising from the respective business operations of PBM and Life Today.

     The Disposition was approved by written consent of a majority of shareholders of Registrant signed by the Principal Shareholders and executed and delivered as provided for in the Articles of Incorporation.

     Acquisition  of  Assets.

     Upon consummation of the Disposition, Registrant consummated the acquisition of 100% of the common stock of RRD Enterprises, Inc. pursuant to a Share Exchange Agreement dated November 6, 1997 ("Share Exchange") among (i) Registrant, (ii) RRD, (iii) Denny C. Pearce, the record owner of 10,000 shares of common stock of RRD, (iv) Richard C. Pearce, the record owner of 1,429 shares of common stock of RRD, and Roger K. Pearce, the record owner of 1,429 shares of common stock of RRD, which 12,858 shares of RRD constituted 100% of the issued and outstanding capital stock of RRD (the "RRD Shareholders"). The Registrant exchanged, in a stock for stock exchange, a total of 1,000,000 shares of its $.001 par value per share common stock for 100% of the issued and outstanding shares of capital stock of RRD, making RRD a wholly owned subsidiary of the Registrant. No cash or other consideration was tendered in connection with the Share Exchange.

     Upon completion of the Share Exchange, the Registrant had a total of 24,555,000 of its $.001 par value per share common stock issued and outstanding, of which a total of 1,000,000 shares or 4.07% were held by the RRD Shareholders and 23,555,000 were held by non-RRD shareholders.

     RRD is a Nevada corporation in the business of managing its investments in notes and oil and gas interests.

     The shares of Common Stock received by the stockholders of RRD were not registered under the Securities Act of 1933, as amended (the "Securities Act"), in reliance upon Section 4(2) of the Securities Act.

     The transaction was accomplished through arms-length negotiations between the Registrant's new management and RRD's management. There was no material relationship between the stockholders of RRD or any of RRD's affiliates, any of Registrant's directors or officers, or any associate of any such Registrant director or officer, prior to this transaction.

     On February 18, 1998, the Registrant reacquired the 1,000,000 shares of the Registrant's common stock from a third party in exchange for all the outstanding shares of RRD Enterprises owned by the Registrant.

Acquisition  Of  Majority  Interest

     On November 6, 1997, Note Bankers of America, Inc. (the "Registrant"), Allen E. Myers ("Myers") and E. Donald DeYoung ("DeYoung"), the principal shareholders of Registrant (the "Principal Shareholders"), consummated an agreement ("Debt Release Agreement") with M. Stephen Roberts, Esq. ("Roberts") pursuant to which Myers and DeYoung transferred 9,265,500 and 9,374,500 shares, respectively, of Registrant's "unregistered" and "restricted" common stock to Roberts in exchange for Roberts' release of Registrant from a $35,000 obligation for legal services. The total of 18,640,000 shares of Registrant transferred to Roberts by the Principal Shareholders represented approximately 80% of the outstanding stock of the Registrant following the transfer.

Change  in  Control  of  Management

By reason of the Disposition and acquisition of a majority interest in registrant by Roberts, Roberts was elected to the board of directors as its sole director, elected to the offices of President and Secretary, held approximately 80% of the voting common stock of Registrant, and thereby controlled the management of the Registrant.

Resignations  of  Registrant's  Directors

     In connection with the Disposition of PMB and the change in control of Registrant, Allen E. Myers, E. Donald DeYoung and Louis J. Blenderman, being all of Registrant's directors, declined to stand for re-election and resigned effective November 6, 1997. The letters of resignation did not request the disclosure of any disagreement with Registrant regarding the resignation or refusal to stand for re-election. Immediately upon consummation of these transactions, M. Stephen Roberts was elected to the board of directors of the Registrant as its sole member.

Other  Events

     In connection with the Exchange and the change in control of Registrant, the Registrant relocated its principal executive offices to the offices of M. Stephen Roberts, Esq., located at One Riverway, Suite 1700, Houston, Texas 77056. Additionally, Allen E. Myers, Chairman and CEO of the Registrant prior to the Exchange, E. Donald DeYoung, president of the Registrant prior to the Exchange and William T. Herndon, Secretary/Treasurer of the Registrant prior to the Exchange, all resigned effective November 6, 1997 and the Registrant immediately appointed the following officers:

          M.  Stephen  Roberts               President
          M.  Stephen  Roberts               Secretary/Treasurer

     By written consent of a majority of shareholders dated November 6, 1997, the shareholders approved the Disposition. By written consent of a majority of shareholders dated November 6, 1997, M. Stephen Roberts was elected to the board of directors of Registrant. By unanimous written consent of directors immediately thereafter, the newly elected board elected new officers.

Other  Matters

     Registrant has no employees and pays no salaries, wages, fees or similar compensation. Registrant's administrative requirements, such as they are, were handled without charge by M. Stephen Roberts, Esq. through October, 1998.

Subsequent  Events

     On October 28, 1998 Registrant effected a Reorganization upon the filing of Articles of Merger with the Secretary of State of Texas changing the company's name to Facit Group Holdings, Inc. and changing its state of domicile to Nevada. The Reorganization effected a 1 for 4 reverse split of its $.001 par value common. As a result of the Reorganization and giving effect to the reverse split and subsequent sale of stock pursuant to Regulation S, Registrant currently has 30,888,750 shares of common stock issued and outstanding, The proceeds of the sale of stock was used to pay all of Registrant's outstanding liabilities as of June 30, 1998. Registrant's common stock is currently quoted in the National Association of Securities Dealers OTCBB under the name
Facit  Group  Holdings,  Inc.,  NASDAQ  symbol  "FCIT".

ITEM  2.     DESCRIPTION  OF  PROPERTY

     During the fiscal year ended June 30, 1997 and through November,1997, Registrant made its headquarters at the offices of PMB at 770 South Post Oak Lane, Suite 690, Houston, Texas 77056, From November 1997 through the end of its fiscal year ended June 30, 1998, Registrant made it headquarters at the offices of M. Stephen Roberts, Esq. at One Riverway, Suite 1700, Houston, Texas 77056, for which it paid no rent or other office charges or overhead.

ITEM  3.     LEGAL  PROCEEDINGS

     No legal proceedings are pending to which the Registrant or any of its property is subject, nor to the knowledge of Registrant are there any proceedings threatened.

ITEM  4.     SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.

     The following matters were submitted to a vote of security holders at a special meeting of shareholders of Note Bankers of America, Inc. f/k/a General Genetics Corporation held on August 30, 1996 at 770 S. Post Oak Lane, Suite 690, Houston, Texas 77056:

     1. Proposal to increase authorized capital from 5,000,000 Common Shares par value $.001 to 500,000,000 Common Shares par value $.001:

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

     5.   Election of Directors:

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

     8. Proposal to merge General Genetics Corporation into its wholly owned subsidiary Note Bankers of America, Inc. for the purpose of changing the company's name and changing its state of domicile.

                    For:       Against:  Abstain:
                    3,841,636     2,000     2,000

     The following matters were submitted to a vote of security holders by written consent of a majority of shareholders of Note Bankers of America, Inc., consisting of Allen E. Myers and Donald E. DeYoung as holders of 18,889,500 shares of the 23,555,000 shares issued and outstanding, said consent effective November 6, 1997:

     1. Proposal approving disposition of PMB and Life Today and related agreements:

                    For:        Not Voted:
                    18,889,500   4,665,500

     The  following  matters  were  submitted  to a vote of security  holders by written  consent  of a majority  of  shareholders  of Note  Bankers of
          America, Inc., consisting of M. Stephen Roberts as holder of 19,675,000 of 23,555,000 shares issued and outstanding, said consent effective November 6, 1997: 1. Proposal to reduce number of persons constituting the board of directors from 3 to 1:

                    For:        Not Voted:
                    19,675,000   3,880,000

     2. Proposal that M. Stephen Roberts be elected to the board of directors to serve as its sole director:

                    For:       Not Voted:
                    19675,000   3,880,000

     3. Proposal to ratify prior shareholder action approving disposition of PMB and Life Today, and Debt Release Agreement between NBA, Myers, DeYoung and Roberts:

                    For:        Not Voted:
                    19,675,000   3,880,000

     The following matters were submitted to a vote of security holders by written consent of a majority of shareholders of Note Bankers of America, Inc., consisting of M. Stephen Roberts as holder of 19,675,000 of 24,555,000 shares issued and outstanding, said consent effective February 18, 1998:

     1. Proposal to approve a Share Exchange Agreement under which the company disposed of its wholly owned subsidiary RRD Enterprises in exchange for the reacquisition of 1,000,000 shares of the company's stock previously issued to acquire RRD Enterprises and providing with respect to the allocation of income, gain, loss, deduction and credits and responsibilities with respect to federal tax matters between the parties:

                    For:        Not Voted:
                    19,675,000   4,880,000

                                     PART II

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED STOCKHOLDER
          MATTERS

     Until October 16, 1990 Registrant's common stock was quoted in the National Association of Securities Dealer's Automated Quotation ("NASDAQ") system under the NASDAQ symbol "GENG". On that date, Registrant's common stock was deleted from that system by reason of Registrant's failure to maintain an asset position of at least $750,000 in accordance with NASDAQ requirements. The Registrant's common stock was thereafter listed by the National Quotation Bureau in its "pink sheets," but without prices until September, 1995 at which time it was moved to the Electronic Bulletin Board trading symbol GENG. As of the opening of business September 25, 1996 Registrant traded in the over-the-counter market under the name Note Bankers of America, Inc. and was quoted in the National Association of Securities Dealers OTCBB system under the trading symbol "NBAI". The following table sets forth representative high and low closing bid prices (as adjusted for the 1 for 20 reverse split) by calendar quarters as reported by the National Quotation Bureau, Inc. from July 1, 1996 to June 30, 1998. Bid quotations represent prices between dealers, do not include mark-ups, mark-downs or other fees or commissions, and do not necessarily represent actual transactions.

                        Bid Prices


Calendar Quarter Ended  Low    High
----------------------  ----  ------

September 30, 1996      8.00    8.75
December 31, 1996       1.75    4.50
March 31, 1997          1.25   4.125
June 30, 1997           .125  1.1875
September 30, 1997      .125    .375
December 31, 1997       .125   .1875
March 31, 1998          .125    .125
June 30, 1998           .125    .125

     As of May 30, 1999, the number of holders of record of the common stock, $.001 par value, of Registrant was approximately 30,888,750.

ITEM  6.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATIONS

     The following discussion should be read in conjunction with the Financial Statements and related Notes thereto included elsewhere in the Form 10-KSB. The operations discussed below were discontinued in November 1997, and the subsidiaries conducting these operations were disposed of at that time. The Company has not conducted business operations of any kind since the disposition of these operating subsidiaries. Since November 31,1997, the Company has been a development stage company with no operations.

1998  Compared  to  1997:  Results  of  Operations

     Revenues and Gross Profits: The Company presently has no operations as the result of the disposition of PMB and Life Today.

          General and administrative expenses: General and administrative expenses for the year ended December 31, 1998, decreased from $211,880 to $19,177 as compared to 1997. This decrease is attributed to a reduction of business operations and lack of cash flow.

          Discontinued   operations:   The   operations  of  the   Company's
former subsidiaries in fiscal 1997 and 1998 resulted in a loss of $111,283 and $36,898 respectively and a gain on disposal of discontinued operations of $552,642 in 1998. The gain in fiscal 1998 represented the excess of liabilities over related assets on the date of disposition.

          Net Income/Loss: Net Income for the year ended June 30, 1998 was $508,61and was attributable primarily to the gain on disposal of discontinued operations in 1998 as compared to net loss of $323,163 in 1997.

Liquidity  and  Capital  Resources

     Through December 31, 1996, PMB and Life Today primarily acted as brokers in the purchase of Mortgage Receivables and Viatical Receivables by originating and packaging the Receivables for presentation for purchase by prospective third party investors. PMB and Life Today had developed a continuing relationship with several individual investors who provided financing for the purchase of their current portfolio of Receivables. Investors in those Receivables included primarily high net worth individuals and individual pension and retirement accounts. However, dependence upon individual third party investor-purchasers and difficulty in attracting new investors necessarily limited the ability of PMB and Life Today to significantly expand the volume of their purchases and thereby limited their ability to generate profits. Management believed that future profitability was dependent upon increasing the volume of Receivables purchased and purchasing Receivables as principal for the companies' account, thereby increasing the return realized on each Receivable. However, to significantly increase the volume of Receivables purchased, management believed that it was necessary to raise funds through its own investment program and utilize those funds for the purchase of Receivables as principal for its own account.

          Management was not able to raise the significant capital necessary to implement plans to acquire Receivables for its own account and then to "warehouse" the Receivables into pools to be offered for sale to institutional investors.

          The Company's primary sources of cash through November 1997, were funds generated by sales of loans and viatical brokerage fees. The Company also relied on a variety of other capital sources to finance its business operations, including the sale of Common Stock, sales of Receivables and asset sales, primarily real estate. However, funds generated from these sources were not sufficient to generate positive cash flow and the Company found itself continually strapped for the cash necessary to market its services or attract investor funds to purchase Receivables. As a result of the lack of capital, the Company was forced to curtail its operations to such as extent that it was not able to generate sufficient revenues to sustain its business operations. Its brokerage business, the purchase of Mortgage Receivables and Viatical Receivables, declined dramatically through November, 1997, while the Company's cash requirements continued to be significant. As a result of cash flow deficits, it was determined in November 1977 to divest the PMB and Life Today subsidiaries and seek other business opportunities for the Company for the best interests of the shareholders.

          In November 1997 Registrant disposed of its two operating subsidiaries to their respective former owners, one being Mr. Myers, CEO and Chairman of the Company, resulting in transferring all of the shares held by the Company in each subsidiary. Since that disposition, the Company has had no business operations.

Plan  of  Operation

     The Company does not currently have any external sources of working capital. The Company's officer and sole director (the "Management") has not entered into any commitments for expenses or for capital expenditures. It is not expected that salaries will be paid to officers. No additional employees are expected in the foreseeable future. Registrant's administrative requirements, such as they are, were handled without charge by M. Stephen Roberts, Esq. through October, 1998. From November 1997 through the end of its fiscal year ended June 30, 1998, Registrant made it headquarters at the offices of M. Stephen Roberts, Esq. at One Riverway, Suite 1700, Houston, Texas 77056, for which it paid no rent or other office charges or overhead.

          While the Company has not engaged in any business activities since November 1997, Management believes that it may be possible to recover some value for the stockholders by restructuring the Company to effect a business combination transaction with a suitable privately-held company that has both business history and operating assets.

          Management   believes   the  Company   will  offer  owners  of  a
suitable privately-held company the opportunity to acquire a controlling interest in a public company at substantially less cost than would otherwise be required to conduct an initial public offering. Nevertheless, Management is
not  aware  of  any  empirical   statistical  data  that  would  independently
confirm or quantify Management's beliefs concerning the perceived value of a merger or acquisition transaction for the owners of a suitable privately-held company. The owners of any existing business selected for a business combination with the Company will incur significant costs and expenses, including the costs of preparing the required business combination agreements and related documents, the costs of preparing a Current Report on Form 8-K describing the business combination transaction and the costs of preparing the documentation associated with any future reporting under the Securities Act.

          The Company expects to initiate a search for a suitable privately-held company in 1999. If successful, this type of business combination is often referred to as a "blind pool" because stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to the Company, or to approve or disprove the terms of any business combination transaction that may be negotiated by Management on behalf of the Company. Consequently, the Company's potential success will be heavily dependent on the efforts and abilities of its officer and sole director, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction Although Management has had experience in effecting these type of business combinations and believes the Company will be able to enter into a business combination within 12 months, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature.

          Management anticipates that the selection of a business opportunity for the Company will be complex and extremely risky, because of general economic conditions, rapid technological advances being made in some
industries,  and  shortages  of  available  capital.   Management   believes
there are numerous privately-held companies seeking the perceived benefits of a publicly traded corporation. Such perceived benefits may include facilitating debt financing or improving the terms on which additional equity may be sought, providing liquidity for the principals of the business, creating a means for providing incentive stock options or similar benefits to key employees, providing liquidity for all stockholders and other factors.

          Potential opportunities may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Management anticipates that the Company will be able to participate in only one business venture. This lack of diversification should be considered a substantial inherent risk because it will not permit the Company to offset potential losses from one venture against gains from another. Moreover, due to the Company's lack of any meaningful financial, managerial or other resources, Management believes the Company will not be viewed as a suitable business combination partner for either developing companies or established businesses that are in need of substantial additional capital.

Acquisition  Opportunities

          In implementing a particular business combination transaction, the Company may become a party to a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. It may also purchase stock or assets of an existing business. After the consummation of a business combination transaction, it is likely that the present stockholders of the Company will only own a small minority interest in the combined companies. In addition, as part of the terms of the acquisition transaction, all of the Company's officers and directors will ordinarily resign and be replaced by new officers and directors without vote of the stockholders. Management does not intend to obtain the approval of the stockholders prior to consummating any acquisition other than a statutory merger that requires a stockholder vote.

          It is anticipated that any securities issued in a business combination transaction will be issued in reliance on exemptions from registration under applicable Federal and state securities laws. In some circumstances, however, as a negotiated element of a business combination, the Company may agree to register such securities either at the time the
transaction  is  consummated  or  at  some  specified  time  thereafter.   The
issuance of substantial additional securities and their potential sale into any trading market that may develop may have a depressive effect on such market. While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to the business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called "tax free" reorganization under Sections 368 or 351 of the Internal Revenue Code of 1986, as amended (the "Code"). In order to obtain tax free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event the stockholders of the Company would retain less than 20% of the combined companies, which could result in significant dilution in the equity of such stockholders. The Company intends to structure any business combination transaction in such manner as to minimize federal and state tax consequences to the Company and any target company.

          As part of the Company's investigation of potential business opportunities, Management may visit and inspect material facilities, obtain independent analysis or verification of certain information provided, check references of management and key personnel, and take other reasonable investigative measures, to the extent of the Company's limited resources and Management's limited expertise. The manner in which the Company participates in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, and the relative negotiating strength of the Company and such other management.

          With respect to any business combination negotiations, Management will ordinarily focus on the percentage of the Company which target company stockholders would acquire in exchange for their ownership interest in the target company. Depending upon, among other things, the target company's assets and liabilities, the Company's current stockholders will in all likelihood only own a small minority interest in the combined companies upon completion of the business combination transaction. Any business combination effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by the Company's current stockholders.

          Upon completion of a business combination transaction, there can be no assurance that the combined companies will have sufficient funds to
undertake  any   significant   development,   marketing   and   manufacturing
activities. Accordingly, the combined companies may be required to either seek additional debt or equity financing or obtain funding from third parties, in exchange for which the combined companies might be required to issue a substantial equity position. There is no assurance that the combined companies will be able to obtain additional financing on terms acceptable to the combined companies.

          It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity the costs incurred in the related investigation would not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Company of the related costs incurred.

     Registrant is not presently operational and has not been engaged in any active business operations since the latter part of 1997.


ITEM  7.     FINANCIAL  STATEMENTS

     The financial statements and supplementary data required by this Item are set forth immediately following on pages F-1 to F-10.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Changes  in  Registrant's  Certified  Public  Accountant:

     (a) Effective September 11, 1996, the Board of Directors of Note Bankers of America, Inc. engaged the accounting firm of Hein + Associates llp as independent accountants to the Registrant. The services of Paul Rosenberg, Certified Public Accountant, were terminated for the convenience of the Registrant at that same meeting.

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


                                    PART III

ITEM  9.     DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND  CONTROL  PERSONS;
             COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

DIRECTORS

     The following sets forth, as at June 30, 1997 and at June 30, 1998, the directors of Registrant, their respective ages, the year in which each was first elected or appointed a director, and any other office in Registrant held by each director.

1998

Name                Other Offices Held  Age  Director Since
------------------  ------------------  ---  --------------

M. Stephen Roberts  President            56            1997
                    Secretary


     1997


Name                 Other Offices Held  Age   Director Since
-------------------  ------------------  ---  ---------------

Allen E. Myers       Chairman                            1996
                     CEO
Donald E. DeYoung    President                           1996
Allen E. Blenderman                                      1996


     On July 19, 1996 Chor-Weng Tan and James N. Juliana resigned as directors for the Registrant. In connection with the Exchange and the change in control of Registrant, Ty Porier, the sole remaining director declined to stand for re-election and resigned effective September 30, 1996. Such resignations did not result from any disagreement with Registrant on any matter relating to Registrant's operations, policies or practices.

     Allen E. Myers, E. Donald DeYoung and Louis J. Blenderman were elected to the Board of Directors at the annual shareholder's meeting on August 30, 1996. In connection with the Disposition of PMB and the change in control of Registrant, Allen E. Myers, E. Donald DeYoung and Louis J. Blenderman, being all of Registrant's directors, declined to stand for re-election and resigned effective November 6, 1997. The letters of resignation did not request the disclosure of any disagreement with Registrant regarding the resignation or refusal to stand for re-election.

Immediately upon consummation of these transactions, M. Stephen Roberts was elected to the board of directors of the Registrant as its sole member.

EXECUTIVE  OFFICERS

     The following sets forth the executive officers of Registrant, their respective ages, the year in which each was first appointed an executive officer of Registrant and all positions and offices in Registrant held by each such person as at June 30, 1997 and June 30, 1998.

1998

Name                   Offices Held      Age  Officer Since
------------------  -------------------  ---  -------------

M. Stephen Roberts  President/Secretary   56           1997


     1997

Name               Offices Held  Age   Officer Since
-----------------  ------------  ----  -------------

Allen E. Myers     Chairman/CEO                 1996
Donald E. DeYoung  President                    1996


     In August 1996 Hans Morkner resigned as president of Registrant in connection with the acquisition of PMB. Such resignation did not result from any disagreement with Registrant on any matter relating to Registrant's operations, policies or practices. Registrant immediately appointed the following officers:

          Allen  E.  Myers               Chairman  and  CEO
          Donald  DeYoung                President
          William  Herndon               Secretary/Treasurer


On November 6, 1997, in connection with the Exchange and the change in control of Registrant, Allen E. Myers, Chairman and CEO of the Registrant prior to the Exchange, E. Donald DeYoung, president of the Registrant prior to the Exchange and William T. Herndon, Secretary/Treasurer of the Registrant prior to the Exchange, all resigned. Such resignation did not result from any disagreement with Registrant on any matter relating to Registrant's operations, policies or
practices.   Registrant  immediately  appointed  the  following  officers:

          M.  Stephen  Roberts               President
          M.  Stephen  Roberts               Secretary/Treasurer

BUSINESS  EXPERIENCE

     The following summarizes the occupation and business experience during at least five years preceding June 30, 1998 of each person who served as a director and/or executive officer of Registrant at June 30, 1997 and June 30, 1998.

1997

     Allen E. Myers has served as president of PMB since its formation. Mr. Myers has fourteen years experience in "owner financed" or seller carryback, first mortgage notes. Prior to joining PMB, Mr. Myers was in the commercial/industrial leasing and financing industry arranging for initial financing for Atari and secondary financing for similar sized companies.

     E. Donald DeYoung was the president and chief marketing officer of the Company and president of Life today and LT Financial. Mr. DeYoung is an NASD registered principal. Prior to joining Life Today, Mr. DeYoung served as Senior Vice President, National Director of Insurance Sales in charge of developing and marketing Variable Life Insurance and annuity products for American Capital Marketing, Inc., a wholly owned subsidiary of the Travelers Companies, formerly Primerica. He also previously served as president, CEO and founder of American General Securities, Inc., an NASD registered Broker Dealer.

     1998

     M. Stephen Roberts is an attorney licensed to practice in Texas and Louisiana and has been engaged in the private practice of law as a sole practitioner since 1968. He obtained a B.A. in Economics from Louisiana State University, a Juris Doctor from the Louisiana State University Law School and an L.L.M. in taxation from the Southern Methodist University Law School. Since 1977, Mr. Roberts' practice has been concentrated in corporate, tax, securities and investment banking related fields; syndication of general and limited partnership interests and corporate securities, including financing involving private placements, initial public offerings and capital restructures; corporate, securities law, accounting, financing and business aspects of acquisitions including mergers and purchases of assets and stock; and the acquisition, development, use and disposition of interests in real property.


ITEM  10.          EXECUTIVE  COMPENSATION


1997


                              Annual Compensation      Long Term Compensation
                          -------------------------  ---------------------------
                                                       Awards     Payouts
Name and Principal  Year  Salary   Bonus     Other   ---------------------------
Position                                    Annual    Restricted    Securities      LTIP      All Other
                                           Compensa      Stock      Underlying    Payouts   Compensation
                                             Tion       Awards     Options/SARs
------------------  ----  -------  ------  ---------  -----------  -------------  --------  -------------

Allen E. Myers      1997  $42,000  $    0  $       0  $         0  $           0  $      0  $           0
CEO
------------------  ----  -------  ------  ---------  -----------  -------------  --------  -------------
E. Donald DeYoung   1997  $48,417  $    0  $       0  $         0  $           0  $      0  $           0
President
------------------  ----  -------  ------  ---------  -----------  -------------  --------  -------------


1998


                              Annual Compensation      Long Term Compensation
                          -------------------------  ---------------------------
                                                       Awards     Payouts
Name and Principal  Year  Salary   Bonus     Other   ---------------------------
Position                                    Annual    Restricted    Securities      LTIP      All Other
                                           Compensa      Stock      Underlying    Payouts   Compensation
                                             Tion       Awards     Options/SARs
------------------  ----  -------  ------  ---------  -----------  -------------  --------  -------------

Allen E. Myers      1998  $14,000  $    0  $       0  $         0  $           0  $      0  $           0
CEO
------------------  ----  -------  ------  ---------  -----------  -------------  --------  -------------
E. Donald DeYoung   1998  $     0  $    0  $       0  $         0  $           0  $      0  $           0
President
------------------  ----  -------  ------  ---------  -----------  -------------  --------  -------------

COMPENSATION  PLANS

     Registrant is not, and was not during the fiscal years ended June 30, 1997 and 1998, a party to any employment agreements or other plans for the compensation of any executive officers or other persons.

STOCK  OPTIONS

     There are, and as at June 30, 1998 and 1997, there were, no options of any kind outstanding for the purchase of common stock of Registrant nor has Registrant ever adopted or entered into any plan or agreement for the issuance of stock options of any kind.

DIRECTOR'S  COMPENSATION

     The directors of Registrant serving as executive officers of the company are not and have never been compensated for their services as such. Louis J. Blenderman, an outside director, was issued 100,000 shares of Note Bankers of America, Inc. common stock issued to pursuant to Directors Compensation Agreement dated July 31, 1996. The shares are restricted stock.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  EXCHANGE  ACT

     Any person who is an officer, director, or the beneficial owner, directly or indirectly, of more than 10% of the outstanding common stock of the Registrant is required under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") to file certain reports with the Securities and Exchange Commission (the "Commission") disclosing his or her holdings or transactions in any securities of the Registrant. For purposes of this discussion, all such persons required to file such reports will be referred to as "Reporting Persons". Every Reporting Person must file an initial statement of his or her beneficial ownership of the Registrant's securities on the Commission's Form 3 within ten days after he or she becomes a Reporting Person. Thereafter (with certain limited exceptions), all changes in his or her beneficial ownership of the Registrant's securities must be reported on the Commission's Form 4 on or before the 10th day after the end of the month in which such change occurred. Certain changes in beneficial ownership are exempt from the Form 4 requirements, but are required to be reported on a Form 5 within 45 days of the end of the fiscal year in which such changes occurred, The Registrant knows of no person who was a Reporting Person during the fiscal year ended June 30, 1998 and 1997, who has failed to file any reports required to be filed during such period of Forms 3 or 4 with respect to his holdings or transactions in the Registrant's securities.


ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL  OWNERS

     The following table sets forth information with respect to the share ownership, as of June 30, 1998 of those persons known to Registrant to be the beneficial owners of more than 5% of Registrant's common stock, $.001 par value:

Name and Address          Amount and Nature of
of Beneficial Owner       Beneficial Ownership  Percent of Class
------------------------  --------------------  -----------------

M. Stephen Roberts
One Riverway, Suite 1700
Houston, Texas 77056                19,675,000             80.1%

     The following table sets forth information with respect to the share ownership, as of June 30, 1997 of those persons known to Registrant to be the beneficial owners of more than 5% of Registrant's common stock, $.001 par value:

Name and Address            Amount and Nature of
of Beneficial Owner         Beneficial Ownership  Percent of Class
--------------------------  --------------------  -----------------
Allen E. Myers                         9,390,000              41.6%
4003  Cypressdale  Drive
Spring  TX  77388

E. Donald DeYoung                      9,499,500              42.1%
7625  E.  Camelback  #217B
Scottsdale  AZ  85251

SECURITY  OWNERSHIP  OF  MANAGEMENT

Ownership  of  Registrant's  Common  Stock

     The following table sets forth information concerning the beneficial ownership of Registrant's Common Stock, as at June 30, 1998, by (i) each person who was a director, (ii) Registrant's executive officers, and (iii) all persons who were directors and officers of Registrant, as a group, and the percentage of Registrant's issued and outstanding stock represented by such beneficial ownership.

Name and Address                 Amount and Nature of
of Beneficial Owner              Beneficial Ownership  Percent of Class
-------------------------------  -------------------  ----------------
M. Stephen Roberts
One Riverway, Suite 1700
Houston, Texas 77056             19,675,000              80.1%

All directors and officers as a
  group (1 person)               19,675,000              84.2%

     The following table sets forth information concerning the beneficial ownership of Registrant's Common Stock, as at June 30, 1997, by (i) each person who was a director, (ii) Registrant's executive officers, and (iii) all persons who were directors and officers of Registrant, as a group, and the percentage of Registrant's issued and outstanding stock represented by such beneficial ownership.

Name and Address                 Amount and Nature of
of Beneficial Owner              Beneficial Ownership  Percent of Class
-------------------------------  --------------------  ----------------

Allen E. Myers
4003  Cypressdale  Drive
Spring  TX  77388                 9,390,000              41.6%

E. Donald DeYoung
7625  E.  Camelback  #217B
Scottsdale  AZ  85251             9,499,500              42.1%

All directors and officers as a
  group (3 persons)              18,989,500              84.2%

ITEM  12.          CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS

Transactions  With  Management  and  Others

     In connection with disposition of PMB and Life Today as discussed in Item 1 of this Report, Registrant sold (i) 100% of the common stock of Private Mortgage Bankers, Inc. ("PMB"), a wholly owned subsidiary of Registrant, to Allen E. Myers for nominal consideration and (ii) 100% of the common stock of Life Today, Inc. ("Life Today"), a wholly owned subsidiary of Registrant, to Richard E. Perry for nominal consideration, all pursuant to an Agreement dated November 6, 1997 among (i) the Registrant, (ii) PMB, (iii) Life Today, (iv) Allen E. Myers,
(v) Richard E. Perry and (vi) E. Donald DeYoung (the "Disposition"). This disposition represented the sale of substantially all of the remaining assets of Registrant. Myers was a former owner of PMB, an officer and director of Registrant and a director of PMB and Life Today. Perry was a former owner of Life Today and an officer of Life Today. These matters are discussed in greater detail in Item 2. "Acquisition or Disposition of Assets" of Registrant's Current Report of Form 8-K, dated November 25, 1997, under the respective subcaptions, "Disposition of Assets," which discussions are hereby incorporated herein by reference.

Indebtedness  of  Management

     Registrant has no policy or plans with respect to the making of loans to its officers and directors.


                                     PART IV

ITEM  13.          EXHIBITS  AND  REPORTS  ON  FORM  8-K

(a)  Exhibits

     The  exhibits  filed  as  a  part  of  this  report  are  as  follows:

Exhibit  No.  as  filed  with  Registration  statement or Report specified below
--------------------------------------------------------------------------------

2    2.1  Agreement and plan of reorganization, date April 19, 1984 (3)

     2.2  Agreement and plan of merger, dated October 22, 1984 (1)

     2.3  Agreement and plan of reorganization, dated September 9, 1987 (5)

     2.4 Acquisition Agreement among Registrant, Zapit Technology, Inc. and Tround International, Inc., dated August 19, 1994 (6)

     2.5  Agreement   for   Exchange   of  Stock  and  Plan  of   Reorganization
          ("Exchange") dated July 31, 1996 (8)

     2.6 Plan of Consolidation Merging General Genetics Corporation (Parent) Into Note Bankers of America, Inc. (Subsidiary) dated September 30, 1996 (8)

     2.7 Agreement dated November 6, 1997 between (i) the Registrant,(ii) PMB, and (iii) Life Today, (iv) Allen E. Myers, (v) Richard E. Perry and
          (vi) E. Donald DeYoung (10)

     2.8 Debt Release Agreement dated November 6, 1997 between Note Bankers of America, Inc., E. Donald DeYoung , Allen E. Myers, and M. Stephen Roberts, Esq. (10)

3    3.1  Certificate of incorporation (2)

     3.2  Amendment to Certificate of Incorporation filed June 17, 1996 (7)

     3.3  By-laws (2)

     3.4  Articles of Incorporation of Note Bankers of America, Inc. (8)

     3.5  Bylaws of Note Bankers of America, Inc. (8)


4    4.1  Specimen  common  stock  certificate  (2)

10   10.1 License  agreement  between  Tround  International,  Inc.  and  Tround
          Geothermal Corp., dated April 10, 1984

     10.2 Agreement and development plan, dated May 14, 1984 (4)

     10.3 Recession and Option Agreement between Registrant, Tround Geothermal Corporation, and Tround International, Inc., dated October 7, 1994 (6)

16   16.1 Letter dated December 9, 1996 from Paul  Rosenberg,  CPA, on change in certifying accountant (9)

21   21.1 Notice to  stockholders of Registrant  under Rule 14f-1,  dated May 7,
          1984 (4)

27   27.1 Financial Data Schedules (Electronic filing only)

     27.2 Financial Data Schedules (Electronic filing only)


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

(7) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the annual report of Registrant on Form 10-K for the year ended June 30, 1996, which exhibit is incorporated herein by reference.

(8) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of Registrant on Form 8-K/A, amendment no. 1, dated November 4, 1996, which exhibit is incorporated herein by reference.

(9) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of Registrant on Form 8-K/A, amendment no. 3, dated November 4, 1996, which exhibit is incorporated herein by reference.

(10) Filed with the Securities and Exchange Commission as an exhibit, numbered as indicated above, to the current report of Registrant on Form 8-K, dated November 25, 1997, which exhibit is incorporated herein by reference

REPORTS  ON  FORM  8-K

     No reports on Form 8-K were filed during the last quarter of the period covered by this report.




                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NOTE  BANKERS  OF  AMERICA,  INC.


                            By:  /s/  M.  Stephen  Roberts
                                 -------------------------------------
                                      M.  Stephen  Roberts,  President


     In accordance with Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date(s) indicated.

SIGNATURES                                    TITLE        DATE

Principal Executive Officer, Principal
Financial Officer and Principal Accounting
Officer:


/s/  M. Stephen Roberts                    President  June 15, 1999
----------------------
     M. Stephen Roberts

A Majority of the board of directors:


/s/ M. Stephen Roberts                     Director   June 15, 1999
----------------------
    M. Stephen Roberts


----------------------



----------------------

                                      INDEX



                                                                          Page
                                                                          ----
NOTE BANKERS OF AMERICA, INC.

  Independent Auditor's Report                                            F-2

  Consolidated Balance Sheet - December 31, 1997 and June 30, 1998        F-3

  Consolidated Statements of Operations - For the Years Ended
    December 31, 1997 and 1998 . . . . . . . . . . . . . . . . . . . . .  F-4

  Consolidated Statements of Stockholders' Deficit - For the Period From
    July 1, 1997 through June 30, 1998 . . . . . . . . . . . . . . . . .  F-5

  Consolidated Statements of Cash Flows - For the Years Ended
    June 30, 1997 and 1998 . . . . . . . . . . . . . . . . . . . . . . .  F-6

  Notes to Financial Statements                                           F-7

                          INDEPENDENT AUDITOR'S REPORT



To  the  Board  of  Directors  and  Stockholders
Note  Bankers  of  America,  Inc.

We have audited the accompanying consolidated balance sheet of Note Bankers of America, Inc. (the "Company") as of June 30, 1997 and 1998, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Note
Bankers of America, Inc. as of December 31, 1997 and 1998, and the results of its operations and its cash flows for each of the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4, the Company has ceased all business operations and has liabilities which exceed assets at June 30, 1998, which raises substantial doubt about its ability to continue as a going concern.


Hein  +  Associates  llp

Houston,  Texas
March  16,  1999

                                NOTE BANKERS OF AMERICA, INC.

                                  CONSOLIDATED BALANCE SHEET

                                                                             June 30,
                                                                      -----------------------
                                                                         1997         1998
                                                                      -----------  ----------

                              ASSETS

CURRENT ASSETS - CASH                                                 $      122           -

ASSETS OF DISCONTINUED OPERATIONS                                      1,049,148           -
                                                                      -----------  ----------

   Total assets                                                       $1,049,270   $       -
                                                                      ===========  ==========



              LIABILITIES AND STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------
Accounts payable                                                      $   61,649   $  27,155

Amounts due stockholders                                                  58,231           -
                                                                      -----------  ----------

   TOTAL CURRENT LIABILITIES                                             119,880      27,155

Liabilities of Discontinued Operations                                 1,552,366           -

STOCKHOLDERS' DEFICIT :
 Note receivable from sale of common stock                               (58,231)          -
 Preferred stock; 150,000,000 authorized; none issued                          -           -
 Common stock, $.001 par value; 500,000,000 shares                        22,530      23,555
   authorized; 22,530,000 shares issued and outstanding at June
   30, 1997; 23,555,000 at June 30, 1998
 Additional paid-in capital                                              121,241     148,073
 Accumulated deficit                                                    (708,516)   (198,783)
                                                                      -----------  ----------
     Total stockholders' deficit                                        (622,976)    (27,155)
                                                                      -----------  ----------

     Total liabilities and stockholders' deficit                      $1,049,270   $       -
                                                                      ===========  ==========

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                           NOTE BANKERS OF AMERICA, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                    For the Years Ended
                                                       December 31,
                                                --------------------------
                                                    1997          1998
                                                ------------  ------------
Revenues                                        $         -   $         -

General and Administrative Expenses                (211,880)      (19,177)

OTHER INCOME (EXPENSE)                                    -        12,043
                                                ------------  ------------

     Loss from continuing operations               (211,880)       (7,134)

DISCONTINUED OPERATIONS:
 Loss from discontinued operations                 (111,283)      (36,898)
 Gain on disposal of discontinued operation               -       552,642
                                                ------------  ------------
                                                   (111,283)      515,744
                                                ------------  ------------
     Net income (loss)                             (323,163)      508,610
                                                ============  ============

Earnings (Loss) per Share - Basic and Diluted   $      (.01)  $       .02
                                                ============  ============

Weighted Average Number of Shares                21,741,000    22,595,167
                                                ============  ============

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                              NOTE BANKERS OF AMERICA, INC.

                                    CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT
                                 FOR THE PERIOD FROM JULY 1, 1996 THROUGH JUNE 30, 1998

                                                                                                     Note
                                                         Common Stock       Additional             Receivable   Total
                                                   -----------------------   Paid-In  Accumulated  from Sale  Stockholders'
                                                      Shares      Amount     Capital    Deficit    of Stock    Deficit
                                                   ------------  ---------  ---------  ----------  ---------  ----------
BALANCES, July 1, 1996                              60,939,000   $ 60,939   $      -   $(342,752)         -   $(281,813)
 Acquisition of shares preceding merger            (40,626,000)   (40,626)         -     (19,374)         -     (60,000)
 Acquisition of Private Mortgage Bankers, Inc.         227,000        227          -     (23,227)         -     (23,000)
 Sale of common stock                                1,255,000      1,255     43,745           -          -      45,000
 Common stock issued for services                      110,000        110       (110)          -          -           -
 Common stock issued to retire payables                625,000        625     77,606           -    (58,231)     20,000
 Net loss                                                    -          -          -    (323,163)         -    (323,163)
                                                   ------------  ---------  ---------  ----------  ---------  ----------
BALANCES, June 30, 1997                             22,530,000     22,530    121,241    (708,516)   (58,231)   (622,976)
 Common stock issued to retire accounts              1,025,000      1,025     26,832           -          -      27,857
      payable due a stockholder
 Note receivable from sale of common stock                   -          -          -           -     58,231      58,231
      applied to related amounts due stockholders
 Net income                                                  -          -          -     508,610          -     508,610
 Other                                                       -          -          -       1,123          -       1,123
                                                   ------------  ---------  ---------  ----------  ---------  ----------
BALANCES, June 30, 1998                             23,555,000     23,555    148,073    (198,783)         -     (27,155)
                                                   ============  =========  =========  ==========  =========  ==========

       SEE ACCOMPANYING NOTES TO THESE CONSOLIDATED FINANCIAL STATEMENTS.

                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          For the Years Ended
                                                                                                June 30,
                                                                                         ----------------------
                                                                                            1997        1998
                                                                                         ----------  ----------
OPERATING ACTIVITIES:
 Net income (loss)                                                                       $(323,163)  $ 508,610
 Change in assets of discontinued operations                                               249,728      12,005
 Change in liabilities of discontinued operations                                         (111,323)     37,420
 Gain on sale of discontinued operations                                                         -    (552,642)
 Change in accounts payable                                                                139,880      (6,638)
 Other                                                                                           -       1,123
                                                                                         ----------  ----------
   Net cash used by operating activities                                                   (44,878)       (122)

FINANCING ACTIVITIES - Proceeds from sale of common stock                                   45,000           -
                                                                                         ----------  ----------

NET CHANGE IN CASH                                                                             122        (122)
CASH AT BEGINNING OF YEAR                                                                        -         122
                                                                                         ----------  ----------
CASH AT END OF YEAR                                                                      $     122   $       -
                                                                                         ==========  ==========

SUPPLEMENTAL CASH FLOW INFORMATION - NON-CASH TRANSACTIONS:
 Note receivable from sale of common stock applied to related amounts due stockholders   $       -   $  58,231
 Common stock issued to retire accounts payable due a stockholder (1,025,000 shares)             -      27,857
 Common stock issued for services (110,000 shares)                                               -           -
 Common stock issued to retire payables                                                     20,000           -
 Note payable arising from acquisition of common stock prior to merger                      60,000           -
 Note receivable from sale of common stock to stockholders                               $  58,231   $       -
                                                                                         ==========  ==========

                          NOTE BANKERS OF AMERICA, INC.
                          NOTES TO FINANCIAL STATEMENTS


1.     ORGANIZATION  AND  SIGNIFICANT  ACCOUNTING  POLICIES:
       ----------------------------------------------------

General  -  Note  Bankers  of America, Inc. (the "Company") previously owned two
-------
wholly-owned subsidiaries, Private Mortgage Bankers, Inc. ("PMB") and Life Today, Inc. ("LTI"). PMB purchased privately-held, owner-financed mortgages from individuals who had personally financed the sale of real property throughout Texas. PMB either held the loans for investment purposes or sold them to individual investors, banks or other institutions. PMB was also in the business of brokering owner-financed mortgages.

LTI was in the business of brokering insurance policies. LTI's customers consisted of individuals who have life-threatening illnesses.

In November 1997, the Company consummated a Debt Release Agreement (the "Agreement") with a creditor, pursuant to which control of the Company shifted to a creditor. Pursuant to the Agreement, the Company transferred 18,640,000 shares of common stock to the creditor in exchange for the creditor's release of the Company from a $35,000 obligation for legal services. The total of 18,640,000 shares of the Company transferred to the creditor by the Company represented approximately 80% of the outstanding stock of the Company following the transfer.

Immediately following the transfer of ownership, the Company sold (i) 100% of the common stock of PMB for nominal consideration and (ii) 100% of the common stock of LTI for nominal consideration. These sales represented the sale of substantially all of the assets of the Company.

After the sale of PMB and LTI, the Company consummated the acquisition of 100% of the common stock of RRD Enterprises, Inc. ("RRD"). The Company exchanged, in a stock for stock exchange, a total of 1,000,000 shares of its $.001 par value per share common stock for 100% of the issued and outstanding shares of capital stock of RRD, making RRD a wholly-owned subsidiary of the Company. No cash or other consideration was tendered in connection with the stock exchange.

Upon completion of the exchange, the Company had a total of 24,555,000 of its $.001 par value per share common stock issued and outstanding, of which a total of 1,000,000 shares or 4.07% were held by the RRD shareholders and 23,555,000 were held by non-RRD shareholders.

On February 18, 1998, the Registrant reacquired the 1,000,000 shares of the Company's common stock from a third party in exchange for all the outstanding shares of RRD owned by the Company. After this transaction, the Company did not have any other significant operations. The operations of RRD during the period owned by the Company were nominal and are not reflected in the accompanying financial statements.


2.     ACCOUNTING  POLICIES  RELATED  TO  DISCONTINUED  OPERATIONS:
       -----------------------------------------------------------

Loans  Held  for  Resale - Loans to be held for an indefinite period of time are
------------------------
classified as available for sale and are carried at the lower of cost or market. Cost is computed as the principal amount outstanding, net of unearned discounts and deferred loan fees and expenses. Unearned discounts on loans are recognized as income over the term of the loans on a level-yield method. These loans are sold in response to changes in market interest rates, liquidity needs or other similar factors.

The allowance for credit losses is established through a provision for credit losses charged to operating expense. The allowance represents an amount which, in management's judgement, will be adequate to absorb possible losses on existing credits which may become uncollectible. Management's judgement in determining the adequacy of the allowance is based on evaluations of the collectibility of loans. These evaluations take into consideration such factors as changes in the nature and volume of the loan portfolio, current economic conditions, overall portfolio quality and review of specific credits.

2.     ACCOUNTING  POLICIES  RELATED  TO  DISCONTINUED  OPERATIONS:  (continued)
       -----------------------------------------------------------

The Company accounts for impaired loans as prescribed in Statement of Financial Accounting Standards No. 118, Accounting by Creditors for Impairment of a Loan (SFAS No. 118). Impaired loans are measured on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair value of the collateral if the loan is collateral dependent.

Concentrations  of  Credit  Risk - The Company's financial instruments which are
--------------------------------
exposed to concentrations of credit risk consist primarily of loans receivable secured by single family residential mortgages in Houston and the surrounding area. The Company assesses its credit risk and provides an allowance for credit loss for any loans which it deems doubtful of collection.

Fair  Value  of  Financial Instruments - The estimated fair values for financial
--------------------------------------
instruments are determined at discrete points in time based on relevant market information. The carrying amount of loans held for resale approximate fair value. Cash and accrued income and other assets are valued at book value which approximated fair value. The carrying amounts of escrow deposits, accounts payable and accrued liabilities, bank line of credit and notes payable approximate fair value.

Loan  Origination Costs - Loan origination costs are deferred and amortized over
-----------------------
the  lives  of  the  related  loans  as  an  adjustment  of  yield.

Real  Estate  Owned  -  Real  estate  owned  represents  property  purchased for
-------------------
investment or acquired through foreclosure. Real estate owned is carried at the lower of cost or fair value. Reductions in the balance of real estate owned at the time of foreclosure are charged to the allowance for credit losses. Any subsequent writedowns to reflect cur-rent fair value are charged to operating expense.


3.     ACCOUNTING  POLICIES  RELATED  TO  CONTINUING  OPERATIONS:
       ---------------------------------------------------------

Income  Taxes - The Company recognizes income taxes in accordance with Statement
-------------
of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS No.
109). Under this method, deferred income taxes are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis (temporary differences).

Under SFAS No. 109, deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards, and then a valuation allowance is established to reduce that deferred tax asset if it is "more likely than not" that the related tax benefits will not be realized.

Concentrations  of  Credit  Risk - The Company's financial instruments which are
--------------------------------
exposed to concentrations of credit risk consist primarily of loans receivable secured by single family residential mortgages in Houston and the surrounding area. The Company assesses its credit risk and provides an allowance for credit loss for any loans which it deems doubtful of collection.

Fair  Value  of  Financial Instruments - The estimated fair values for financial
--------------------------------------
instruments are determined at discrete points in time based on relevant market information. The carrying amount of loans held for resale approximate fair value. Cash and accrued income and other assets are valued at book value which approximated fair value. The carrying amounts of escrow deposits, accounts payable and accrued liabilities, bank line of credit and notes payable approximate fair value.

3.     ACCOUNTING  POLICIES  RELATED  TO  CONTINUING  OPERATIONS:  (continued)
       ---------------------------------------------------------

Estimates - The preparation of financial statements in conformity with generally
---------
accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in their financial statements and accompanying notes. Actual results could differ from those estimates.

Earnings  (Loss)  Per  Share  -  Basic and diluted earnings (loss) per share was
----------------------------
computed by dividing net income (loss) by the weighted average common shares outstanding for the years ended June 30, 1997 and 1998. There were no dilutive securities outstanding during these years.


4.     GOING  CONCERN:
       --------------

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company has ceased all business operations and has liabilities that exceed its assets. These factors indicate substantial doubt about the Company's ability to continue as a going concern.


5.     STOCKHOLDERS'  EQUITY:
       ---------------------

The Company sold 1,255,000 shares of common stock to various individuals during fiscal year 1997 for cash of $45,000. During 1997, the Company issued 110,000 shares of common stock to various individuals for services provided to the Company. The Company issued 625,000 shares of common stock to existing employees and to certain creditors to offset payables due the employees in the amount of $58,231 and to pay off amounts due creditors of $20,000. The shares issued to employees were issued in exchange for a note receivable of $58,231. The note receivable was netted against the related payable during fiscal 1998. During fiscal year 1998, the Company issued 1,025,000 shares of common stock to pay off accounts payable due a stockholder in the amount of $27,857 for professional services rendered to the Company.

The Board of Directors is authorized to issue preferred stock in one or more series and to determine the relative rights, preferences, qualifications, limitations and restrictions of any shares issued to the Company.


6.     DISCONTINUED  OPERATIONS:
       ------------------------

The following is a summary of the assets and liabilities of the Company's discontinued operations:

                                                       June 30,
                                                   -----------------
                                                   1998      1997
                                                   -----  ----------
Cash                                               $   -  $    6,878
Mortgages receivable                                   -     842,496
Fixed assets, net                                      -       7,926
Other assets                                           -     191,848
                                                   -----  ----------
   Total assets of discontinued operations         $   -  $1,049,148
                                                   =====  ==========
Notes payable                                      $   -  $1,295,148
Other liabilities                                      -     257,218
                                                   -----  ----------
   Total liabilities from discontinued operations  $   -  $1,552,366
                                                   =====  ==========

7.     SUBSEQUENT  EVENT:
       -----------------

In October 1998, the Company effected a Reorganization upon the filing of Articles of Merger with the Secretary of State of Texas changing the company's name to Facit Group Holdings, Inc. and changing its state of domicile to Nevada. The Reorganization effected a 1 for 4 reverse split of its $.001 par value common.