Form 10QSB
period 1998-09-30
NOTE BANKERS OF AMERICA INC
filed 1999-09-16
CIK 707452

U. S. Securities and Exchange Commission
                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For  the  quarterly  period  ended  September  30,  1998

[ ]     TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
        ACT

        For the transition  period  from  _______________  to  _______________

                           Commission File No. 0-12240

                          NOTE BANKERS OF AMERICA, INC.

                 (Name of Small Business Issuer in its Charter)


                      TEXAS                        84-0882076
         -------------------------------   --------------------------
         (State or Other Jurisdiction of   (I.R.S. Employer I.D. No.)
          incorporation or organization)

                            One Riverway, Suite 1700
                              Houston, Texas 77056

                    (Address of Principal Executive Offices)

                    Issuer's Telephone Number: (713) 961-2696

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

                               September 30, 1998

                        Common Voting Stock - 23,555,000

                         PART I - FINANCIAL INFORMATION

ITEM  1.     Financial  Statements.

     Prior to November 1997, the Company was a specialty financial services holding company that primarily conducted business in two distinct areas: (1) providing viatical settlements for terminally ill individuals by purchasing life insurance policies ("Viatical Receivables") from terminally ill individuals, both acting as a broker and acting for its own principal investment account; and
(2) purchasing, brokering, acquiring, repackaging, holding for investment and acting as a dealer in portfolios of "owner financed"residential and "light" commercial real property first mortgage loans, primarily originated as owner financed ("Mortgage Receivables"). The Company's financial statements consolidated the assets, liabilities and operations of Private Mortgage Bankers, Inc. ("PMB"), the Company's wholly-owned special purpose subsidiary through which the Company conducted its mortgage purchase operations, and Life Today, Inc. ("Life today"), the Company's wholly-owned special purpose subsidiary through which the Company conducted its viatical settlement business operations.

     In November 1997 the Company, essentially dormant, engaged in a reorganization consisting of the disposition of its wholly owned subsidiaries Private Mortgage Bankers, Inc. ("PMB") and Life Today, Inc. ("Life Today"). As a result of this reorganization, the Company became a "blank check" company without significant assets and whose sole business activity is to seek an adequate acquisition candidate.

     The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principals for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows for all periods presented have been made. The results of operations for the three month period ended September 30, 1998 are not necessarily indicative of the operating results that may be expected for the entire year ended June 30, 1999. These financial statements should be read in conjunction with the Company's June 30, 1998 financial statements and accompanying notes thereto.

     The disposition of PMB and Life Today, representing the totality of the Company's business operations, make period to period and trend analysis of the Company's statements meaningless. Therefore the financial statements omit comparisons to prior financial periods.

                          NOTE BANKERS OF AMERICA, INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 1998


                           ASSETS
Total Assets . . . . . . . . . . . . . . . . . . . . . .  $            0
                                                          ===============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

ACCOUNTS PAYABLE AND ACCRUED EXPENSES. . . . . . . . . .          28,089

STOCKHOLDERS' DEFICIT
  Preferred Stock, No Par Value; 150,000,000
    shares authorized; none issued
  Common Stock, $.001 par value; 500,000,000
    shares authorized, 23,550,000 shares
    issued and outstanding . . . . . . . . . . . . . . .          23,555
    Additional Paid-in Capital . . . . . . . . . . . . .         148,073
    Accumulated Deficit. . . . . . . . . . . . . . . . .        (199,717)
                                                          ---------------
  Total Stockholders' Deficit. . . . . . . . . . . . . .  $      (28,089)
                                                          ---------------
                                                          $            0
                                                          ===============

                          NOTE BANKERS OF AMERICA, INC.
                           STATEMENT  OF  OPERATIONS
                               SEPTEMBER 30, 1998



REVENUE:              $   0

OPERATING EXPENSES:     934
                      ------

LOSS FROM OPERATIONS    934
                      ------

NET LOSS               (934)

                                 NOTE BANKERS OF AMERICA, INC.
                          STATEMENT OF CHANGE IN STOCKHOLDERS' EQUITY
                         FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998



                             Common Stock  Common Stock  Paid In Capital  Retained     Stock
                                Shares        Amount                      Earnings   holder's
                                                                                      Equity
                             ------------  ------------  ---------------  ---------  ---------


Balances                       23,555,000        23,555          148,073  (198,783)   (27,155)
June 30, 1998

Net Loss                                                                      (934)      (934)

Balances September 30, 1998

                               23,555,000        23,555          148,073  (199,717)   (28,089)
                             ============  ============  ===============  =========  =========

                        NOTE  BANKERS  OF  AMERICA,  INC.
                             STATEMENT OF CASH FLOW
                  FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1998



CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income (Loss)                                                       (934)
 (Decrease) increase in accounts payable and accrued expenses              934
                                                                         ------
 Net cash used in operating
  activities                                                             $   0
                                                                         ------

CASH - beginning of quarter                                                  0
                                                                         ------
CASH - end of quarter                                                    $   0
                                                                         ======

                      NOTE  BANKERS  OF  AMERICA,  INC.

                      Notes  to  Financial  Statements

     (1)     BASIS  OF  PRESENTATION

The accompanying unaudited financial statements have been prepared by the Company in accordance with the rules and regulations of the Securities and Exchange Commission and do not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly present the financial position, results of operations and cash flows as of September 30, 1998 and for all periods presented have been made. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 1998. No significant changes in accounting principles have occurred subsequent to June 30, 1998.

The results of operation for the period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

     (2)     Business  Activities:
             --------------------

The Company has not conducted business operations of any kind since the disposition of its operating subsidiaries on November 6, 1997. Since that time the Company has been a "blank check" company without significant assets and whose sole business activity is to seek an adequate acquisition candidate.

     (3)     Income  Taxes:

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

     (4)     Estimates:
             ---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.
Actual  results  could  differ  from  those  estimates.

     (5)     Fair  Value  of  Financial  Instruments
             ---------------------------------------
The  Company's  only  financial  instruments  are  accounts  payable and accrued
expenses.     Management  believes  the  carrying  amount  of  these  financial instruments  approximate  their  fair  values.

     (6)     Loss  Per  Common  Share:
             ------------------------
The loss per share data was computed based on the weighted average number of common shares outstanding.


ITEM  2.     MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OR  PLAN  OF  OPERATION.

     This report on Form 10-QSB contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. The Company intends that such forward-looking statements be subject to its safe harbors created thereby.

     The following is a discussion and analysis of the financial condition of the Company as of September 30, 1998 and of the results of operations for the Company for the three months ended September 30, 1998, and of certain factors that may affect the Company's prospective financial condition and results of operations. The following should be read in conjunction with the unaudited financial statements and related notes appearing elsewhere herein.

OVERVIEW

     Since August 1996 Registrant has been a holding company and has not conducted any operations directly. From August 1996 to November 1997, the Company was a specialty financial services holding company that primarily conducted business in two distinct areas: (1) providing viatical settlements for terminally ill individuals by purchasing life insurance policies ("Viatical Receivables") from terminally ill individuals, both acting as a broker and acting for its own principal investment account; and (2) purchasing, brokering, acquiring, repackaging, holding for investment and acting as a dealer in portfolios of "owner financed"residential and "light" commercial real property first mortgage loans, primarily originated as owner financed ("Mortgage Receivables"). The Company's financial statements consolidated the assets, liabilities and operations of Private Mortgage Bankers, Inc. ("PMB"), the Company's wholly-owned special purpose subsidiary through which the Company conducted its mortgage purchase operations, and Life Today, Inc. ("Life today"), the Company's wholly-owned special purpose subsidiary through which the Company conducted its viatical settlement business operations.

     The Company, essentially dormant at the end of the quarter ending September 30, 1997 because of a lack of revenues, engaged in a reorganization effective November 6, 1997 consisting of the disposition of its wholly owned subsidiaries Private Mortgage Bankers, Inc. ("PMB") and Life Today, Inc. ("Life Today"). As a result of this reorganization, the Company became a "blank check" company without significant assets and whose sole business activity is to seek an adequate acquisition candidate.

     The Company's financial statements prior to the reorganization consolidated the assets, liabilities and operations of Private Mortgage Bankers, Inc. ("PMB"), the Company's wholly-owned special purpose subsidiary through which the Company conducted its mortgage purchase operations, and Life Today, Inc. ("Life today"), the Company's wholly-owned special purpose subsidiary through which the Company conducted its viatical settlement business operations. The disposition of PMB and Life Today, representing the totality of the Company's business operations, make certain period to period and trend analysis of the Company's statements meaningless. Therefore this discussion will omit comparisons to prior financial periods.

Results of Operations:  Quarter Ended September 30, 1998 Compared to the Quarter
--------------------------------------------------------------------------------
Ended  September  30,  1997
---------------------------

     The following discussion should be read in conjunction with the Financial Statements and related notes thereto included elsewhere in this Form 10-QSB and in the Company's 1998 annual report on Form 10-KSB. The business operations of the Company were discontinued in November 1997, and the subsidiaries conducting those operations were disposed of at that time. The Company has not conducted business operations of any kind since the disposition of these operating subsidiaries. Since November 6, 1997 the Company has been inactive with no operations.

Sales:     The  Company  is  currently  inactive  with  no  sales  or  revenues.

     General and administrative expenses: General and administrative expenses for the quarter ended September 30, 1998, consisted primarily of $934 in transfer agent fees.

     Net  Income/Loss:   Net  loss  for the quarter ended September 30, 1998 was
$934.

Liquidity  and  Capital  Resources

     Since the disposition of its operating subsidiaries in November 1997, the Company has had no working capital. At the present time the Company does not have access to any external sources of working capital except as may be provided by working capital loans or advances from management. All working capital requirements have been met by the Registrant's sole director and officer.

     Registrant has no employees and pays no salaries, wages, fees or similar compensation. From November 1997 through the end of its fiscal year ended June 30, 1998 and through September 30, 1998, Registrant's administrative requirements, such as they are, were handled without charge by M. Stephen Roberts, Esq. and Registrant made it headquarters at the offices of M. Stephen
Roberts, Esq. at One Riverway, Suite 1700, Houston, Texas 77056, for which it paid no rent or other office charges or overhead.

Plan  of  Operation

     The Company has limited overhead expense and no employees and intends that its cash payments for general, administrative and overhead expenditures be minimized.

     Mr. Roberts, the company's majority shareholder and sole director, may advance funds to the Company to cover general and administrative costs which may be expected to be reimbursed from future available funds. Mr. Roberts intends to continue to provide to the Company such general and administrative services, which will include the cost of the use of office space, personnel, facilities and equipment, as may be required for the Company's business. The Company believes that such space and services will be adequate for the business of Registrant into the foreseeable future. Mr. Roberts has agreed that any fees for providing such general and administrative services shall be paid only out of additional capital raised through a sale of equity and, in the absence thereof, shall be paid solely out of such additional capital or earnings generated by the Company's business.

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

     The Company expects to initiate a search for a suitable privately-held company in 1999. If successful, this type of business combination is often referred to as a "blind pool" because stockholders will not ordinarily have an opportunity to analyze the various business opportunities presented to the Company, or to approve or disprove the terms of any business combination transaction that may be negotiated by Management on behalf of the Company. Consequently, the Company's potential success will be heavily dependent on the efforts and abilities of its officers and directors, who will have virtually unlimited discretion in searching for, negotiating and entering into a business combination transaction. Management has had limited experience in effecting these type of business combinations. Although Management believes the Company will be able to enter into a business combination within 12 months, there can be no assurance as to how much time will elapse before a business combination is effected, if ever. The Company will not restrict its search to any specific business, industry or geographical location, and the Company may participate in a business venture of virtually any kind or nature.

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

     Management is currently keeping operations and related expenditures at a minimum while investigating possible alternative courses of action, primarily seeking a suitable acquisition candidate.

     As of September 30, 1998, the Company's current liabilities exceeded current assets by $28,089. The Company had no available cash.

     The Company generated no revenues during the three month period ending September 30, 1998. Management anticipates that the Company will not generate any significant revenues until the Company accomplishes its business objective of acquiring a business through merger or acquisition of assets. The Company presently has no liquid financial resources to offer such a candidate and must rely upon an exchange of its capital stock to completer such a merger or acquisition.

     Because the Company is not required to pay rent or salaries to any of its officers or directors, management believes that the Company has sufficient resources, including management cash advances, to continue its search for an acquisition candidate.

                           PART II - OTHER INFORMATION

ITEM  1.     Legal  Proceedings.

             None;  not  applicable.

ITEM  2.     Changes  in  Securities.

             None;  not  applicable.

ITEM  3.     Defaults  Upon  Senior  Securities.

             None;  not  applicable.

ITEM  4.     Submission  of  Matters  to  a  Vote  of  Security  Holders.

             None;  not  applicable.

ITEM  5.     Other  Information.

             None;  not  applicable.

ITEM  6.     Exhibits  and  Reports  on  Form  8-K.

             (a)     Exhibits.

                     27     Financial  Data  Sheet

             (b)     Reports  on  Form  8-K.

                     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

     NOTE  BANKERS  OF  AMERICA,  INC.



Date:  July  15,  1999               By  /S/  M. Stephen Roberts
                                         --------------------------------------
                                              M. Stephen Roberts, Sole Director
                                              President